Form 10-K
period 1996-02-03
RICHMAN GORDMAN 1/2 PRICE STORES INC
filed 1996-05-03
CIK 924120

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                 ACT OF 1934

For the fiscal year ended February 3, 1996
                          ---------------------------------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

For the transition period from                                 to
                              ---------------------------------  ------------

Commission file number  0-24328
                      -------------------------------------------------------

                   Richman Gordman 1/2 Price Stores, Inc.
      ----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                  Delaware                                   47-0771211
- - ---------------------------------------------------     --------------------
           State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization                 Identification No.)

12100 West Center Road, Omaha, Nebraska                      68144
- - ---------------------------------------------------     --------------------
           (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code  (402) 691-4000
                                                    ------------------------
Securities registered pursuant to Section 12(b) of the Act:


     Title of each class         Name of each exchange on which registered
          None.
- - -----------------------------   --------------------------------------------
- - -----------------------------   --------------------------------------------

         Securities registered pursuant to section 12(g) of the Act:

                        Common Stock, Par Value $.01
     -------------------------------------------------------------------
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (# 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 15, 1996, an aggregate of 27,840,000 shares of Common Stock, par value $.01, were outstanding, composed of 17,640,000 shares of Series A Common Stock and 10,200,000 shares of Series B Option Common Stock. The registrant's stock is not publicly traded, and therefore there is no ascertainable aggregate market value of voting stock held by non-affiliates.

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES  X   NO
                          -----    -----

     Portions of the registrant's Registration Statement on Form S-1 (Commission File No. 33-79352) and Amendment No. 4 thereto, have been incorporated by reference in Part IV of this report.
                                Page 1 of 95
                          Exhibit Index on Page 73

                                   PART 1

Item 1. Business

                                 THE COMPANY

                               General History

    Richman Gordman 1/2 Price Stores, Inc. (the "Company") is the outgrowth of a retail clothing business in Omaha dating back almost to the turn of the century. The Company's predecessor was formed in 1915 by Sam Richman. In 1936, his son-in-law, Dan Gordman, joined him in the business, later becoming his partner. In 1948, the Gordman family purchased the Richman family's interests, with Dan Gordman becoming the Chairman and Chief Executive Officer of Richman Gordman Stores. Until 1994, the Richman Gordman companies remained privately owned, with all of the stock owned by members of Dan Gordman's family.

Richman Gordman Stores, Inc.

    Richman Gordman Stores, Inc. was the parent company of 1/2 Price Stores, a regional retailer in the Midwest that operated the 1/2 Price Stores, a chain of off-price stores offering first quality merchandise at one-half the traditional department store full retail prices or one-half of manufacturers' suggested retail price. Richman Gordman Stores was also the parent company of Richman Gordman Department Stores which operated a separate chain of moderate-end and full-price department stores. Richman Gordman Stores was a holding company owning all of the Common Stock of 1/2 Price Stores and Richman Gordman Department Stores.

Richman Gordman Department Stores, Inc.

    Richman Gordman Department Stores, Inc. was a moderate-end department store chain which at its peak consisted of 15 stores located in five Midwestern states. Occupying a niche between mass merchants and traditional department stores, Richman Gordman Department Stores was positioned as a promotional, popularly priced, branded, family department store. The chain's merchandising strategy was to dominate the market for "main floor" (i.e. popularly priced) national brands in apparel and softline home furnishings by offering broad assortments and inventory depth in sizes and colors, and by promoting aggressively.

    Through the end of the 1980s, Richman Gordman Department Stores successfully maintained its market share in the face of growing competition from a variety of regional and national retailers. However, three major factors led to Richman Gordman

Department Stores' eventual loss in market share and financial stability: (i) national retailing trends favoring discount shopping; (ii) a decision to upscale the merchandise offered by Richman Gordman Department Stores; and (iii) an increasing overhead burden.

    As part of the reorganization discussed below, and based on the above factors, management decided to convert many of the Richman Gordman Department Stores chain to the 1/2 Price Stores; those Richman Gordman Department Stores that were not converted to 1/2 Price Stores were closed.

                           1/2 Price Stores, Inc.

    The first 1/2 Price store opened in 1972 as an outlet for marked-down Richman Gordman Department Stores merchandise. The concept evolved into an independent chain with separate buying, operations, advertising and human resource staffs.

    The 1/2 Price concept is to offer first quality, nationally branded merchandise at half of conventional department store prices or one-half of manufacturer's suggested retail price, every day. 1/2 Price Stores is able to execute this concept through opportunistic buying strategies including the purchase of manufacturers' close-outs and overstocks, merchandise made from excess piece goods and bulk production overruns. The quality and negotiating strength of the 1/2 Price Stores' buying staff have enabled the 1/2 Price Stores to acquire merchandise at substantial discounts from normal wholesale prices, sell at not more than half of regular department store prices and achieve strong gross margins.

    Until recently, the 1/2 Price Stores had applied this concept with regard to all merchandise sold in the stores. However, the rapidly changing and increasingly competitive retail environment has prompted the 1/2 Price Stores to introduce a three-tier merchandise pricing strategy in 1996. Please see "Item 1. Business -- THE COMPANY -- Merchandising" for a discussion of the Company's current merchandise pricing strategy.

                               The Bankruptcy

Plan of Reorganization

    On June 17, 1992, Richman Gordman Stores, Richman Gordman Department Stores and 1/2 Price Stores filed for protection under the United States Bankruptcy Code (Case Nos. BK92-81073; BK92-81074 and BK92-81075, respectively) in the United States Bankruptcy Court for the District of Nebraska. During the bankruptcy proceedings, the Companies operated as debtors-in-possession.

    On October 5, 1993, the Bankruptcy Court confirmed the Debtors' First Amended Joint Plan of Reorganization Under Chapter 11, as modified (the "Plan"), and the Plan became effective on October 20, 1993 (the "Effective Date"). The Bankruptcy Court retains jurisdiction to interpret the terms of and settle disputes arising from the Plan through the five-year term of the Plan. The Plan provided for the issuance of Common Stock to former shareholders and management (the "Series A Common Stock") and to unsecured creditors (the "Series B Option Common Stock").

    Under the Plan, the Creditors' Committee, as the representative of the Company's general unsecured creditors (the "Creditors"), will continue in existence during the term of the Plan for the following primary purposes:
(1) monitoring compliance with the Plan; (2) monitoring defaults and granting waivers and modifications of the Plan; and (3) exercising rights and duties expressly granted in the Plan.

    The Company also issued a secured note in the amount of $4 million to Harris Trust and Savings Bank ("Harris Bank") in partial satisfaction of pre-bankruptcy obligations. This note is payable in equal installments over five years, and it bears an interest rate of 7%. The note is secured by most of the real property held by the Company in addition to furniture, machinery and equipment located in the Company's Distribution Center and corporate offices. Events of default under the note include entering into voluntary bankruptcy proceedings, involuntary bankruptcy proceedings that are not dismissed within ninety days of their initiation, failure to pay principal or interest payments within ten days after their due date, and acceleration of annual payments to the Creditors by the Creditor's Committee. Please see "Item
1. BUSINESS -- The Bankruptcy -- Payment Obligations to Creditors" for a description of the acceleration provisions. Harris Bank was also the largest unsecured creditor and, at April 15, 1996, held approximately 10.4% of the Company's Series B Option Common Stock on a fully diluted basis.

    The Plan provided that Richman Gordman Stores and 1/2 Price Stores merge into Richman Gordman Department Stores. These mergers took place on the Effective Date. Additionally, pursuant to the Plan, the Company was formed and Richman Gordman Department Stores was merged into it.

    As contemplated by the Plan, on the Effective Date, the Company entered into a Credit Agreement with Congress Financial Corporation. The Credit Agreement is the Company's primary credit facility, and it provides for a maximum $25 million revolving line. The amount the Company may borrow is determined by a formula based on eligible inventory. The initial term is four years, through October 20, 1997, with provisions for annual renewals unless either party gives notice of non-renewal within 90 days prior to contract expiration. The interest rate is 1.5% over the prime commercial interest rate as published by CoreStates Bank, N.A., Philadelphia, Pennsylvania. This line of credit is secured by substantially all of the current assets of the Company, including general intangibles.

Payment Obligations to Creditors

    On the Effective Date of the Plan, the Creditors (with claims in the approximate aggregate amount of $50,156,000) received cash in the total amount of $10,000,000. In addition, the Creditors received 10,200,000 shares of Series B Option Common Stock, or 34% of the total authorized Common Stock.

    Under the Plan, the Company remains obligated to the Creditors. The following is a summary of all of the material provisions of the Company's obligation to make payments to the Creditors. The summary is qualified with reference to the complete terms and conditions of the obligation as contained in the Plan.

    Annual Minimum Payment Obligation. The Annual Minimum Payment obligation is an unconditional obligation to make payments in the amounts set forth in the first column, titled Annual Minimum Payment, on the schedule below. All scheduled payments received on this obligation will be applied first to accrued stated interest and then payments of stated principal. Any payments in excess of the cumulative total of stated principal and interest ($14,865,000) will be considered as payments of additional interest. The Annual Minimum Payment obligation will be paid as set forth in the first column on the schedule below. To the extent the cash flow contingencies as detailed below allow additional payments in excess of the Annual Minimum Payment column, such payments will be considered prepayments of the Annual Minimum Payment obligation to be applied first to accrued stated interest (if any) and then to stated principal.


Annual Fiscal       Annual Minimum    Cumulative Minimum    Annual Plan       Cumulative Plan
    Year               Payment             Payment          Cash Balance       Cash Balance
- - -------------       --------------    ------------------    ------------      ---------------
    1993             $ 2,302,000        $ 2,302,000         $ 2,708,000        $ 2,708,000
    1994               3,275,000          5,577,000           3,853,000          6,561,000
    1995               5,521,000         11,098,000           6,495,000         13,056,000
    1996               1,939,000         13,037,000           2,281,000         15,337,000
    1997               1,828,000         14,865,000           2,151,000         17,488,000
                     -----------                            -----------
                     $14,865,000                            $17,488,000
                     ===========                            ===========



The Company operates on a fiscal year basis, and its Fiscal Years through 1997 end on the dates shown below:

                Fiscal Year          Ends
                -----------          ----
                Fiscal Year 1993     01/29/94
                Fiscal Year 1994     01/28/95
                Fiscal Year 1995     02/03/96
                Fiscal Year 1996     02/01/97
                Fiscal Year 1997     01/31/98

    Actual Cash Balance. The Company is obligated to pay, for each of Fiscal Years 1993-1997: (1) 100% of Actual Cash Balance, as defined in the Plan, to a maximum of Cumulative Plan Cash Balance shown above, and (2) 50% of Excess Cash Balance, as defined in the Plan. The fourth column represents the Company's estimate of Actual Cash Balance for the Fiscal Years indicated.

    Other Terms. In no event will the Company be required to pay with respect to any Fiscal Year an amount which, when added to prior payments of Actual Cash Balance and Excess Cash Balance, exceeds the greater of Cumulative Minimum Payments or Cumulative Actual Cash Balance. The annual payment will be distributed to Creditors not later than 90 days after the end of the Fiscal Year.

    Creditors are also entitled to tax refunds, if any, for the Fiscal Years ended prior to the bankruptcy filing date in excess of an aggregate of $500,000 for those years. Also, the Creditors are entitled to payments of amounts equal to income tax benefits realized solely from the reduction of taxable income which would otherwise be reported on the Company's federal and state income tax returns for Fiscal Years 1993 through 1997 resulting from utilization of pre-bankruptcy tax attributes (i.e., net operating loss carry forwards, capital loss carry forwards (if any), alternative minimum tax credit carry forwards, charitable contribution carry forwards and general business credits including targeted job credits) and payments to Creditors.

    On April 29, 1994, the Creditors were sent the annual payment for Fiscal Year 1993 required by the Plan. The payment totaled $4,152,613, composed of the following:

         Annual Minimum Payment          $2,302,000
         Actual Cash Balance up to
          Plan Cash Balance                 406,000
                                          ---------
            Annual Plan Cash Balance      2,708,000
         50% of Excess Cash Balance       1,444,613
                                          ---------

            Total Payment to Creditors   $4,152,613
                                         ==========

    Payments to creditors required by the Plan for Fiscal Year 1994 in the total amount of $6,073,260 were paid on April 28, 1995, and consisted of the following amounts:

         Annual Minimum Payment          $3,275,000
         Actual Cash Balance up to
          Plan Cash Balance                 578,000
                                          ---------
            Annual Plan Cash Balance      3,853,000
         Tax Benefit in Excess
          of $500,000                       387,649
         50% of Excess Cash Balance       1,832,611
                                          ---------
            Total Payment to Creditors   $6,073,260
                                         ==========

    Payments to creditors required by the Plan for Fiscal Year 1995 in the total amount of $1,480,477 will consist of the following amounts:

         Annual Minimum Payment          $1,259,776
         Tax Benefits                       220,701
                                         ----------
            Total Payment to Creditors   $1,480,477
                                         ==========

For Fiscal Year 1995, no Annual Cash Balance up to Plan Cash Balance or Excess Cash Balance were available. The Annual Minimum Payment was computed by crediting the previous two years' payment up to Plan Cash Balance and Excess Cash Balance Payments to the required Cumulative Minimum Payment.

                          Series B Repurchase Option

    The Series B Option Common Stock is subject to an option to purchase exercisable by the Company or the Trustee of the R.G. Stock Trust in 1998 (the "Option"). The Option is noted upon the face of the Series B Option Common Stock certificates. If the Option is exercised, the holder or holders of shares must sell them for a price equal to the fair value of the shares, as determined by an independent appraisal on February 2, 1998, less any payments of Excess Cash Balance that have been made to Creditors. Holders of the Series B Option Stock will not have any rights of appraisal similar to dissenters' rights if they dispute the market value as determined by the independent appraisal. Payments of Excess Cash Balance would result in shareholders having to sell their shares for less than fair market value. Holders of Series B Option Common Stock should note that the Excess Cash Balance previously paid to the Creditors shall be credited against, and shall reduce the exercise price for, the option whether or not the holder of any share of Series B Option Common Stock with respect to which the option is exercised received such Excess Cash Balance.

    Although with respect to the Company's Fiscal Years ended January 29, 1994, and January 28, 1995, the Company made Excess Cash Balance payments of $1,444,613 and $1,832,611, respectively, to Creditors, the Company's cash position during Fiscal Year 1995 was such that all of the prior Excess Cash Balance payments were utilized to make a portion of the $5.5 million minimum payment to creditors required for Fiscal Year 1995. Therefore, if the Option were exercised at this date, the Excess Cash Balance payments would result in no reduction from fair market value in the Option exercise price. Additional payments of Excess Cash Balance may be created in the next two Fiscal Years which may reduce the Option exercise price. For any given Fiscal Year, the Excess Cash Balance is the excess of the Company's actual year-end cash balance over the Cumulative Plan Cash Balance for that year. The cumulative total of the Excess Cash Balance will be reported in the Company's annual and quarterly financial reports.

                     Plan Covenants, Defaults and Waivers

    The Plan contains a number of covenants. The covenants include the Company's agreement to maintain its corporate existence, to maintain its books in accordance with generally accepted accounting principles and provide reports to creditors, to pay its taxes, to keep its property free of certain liens, not to make prohibited investments, not to guarantee debts of third parties, not to make loans to other parties, not to make distributions on account of its stock, to maintain customary insurance and to comply with environmental and pension laws. The breach of any of these covenants will result in an event of default.

    The Plan also describes certain occurrences that are defined as events of default. These events include the failure to make payments pursuant to the annual Minimum Payment Obligation, the failure to perform or observe any of the terms or provisions of the Plan, the entering of an order of relief under the Bankruptcy Code is granted to or against the Company, the Company voluntarily or involuntarily makes an assignment for the benefit of creditors, applies for or consents to the appointment of a receiver, trustee, custodian or similar officer for all or for any substantial part of its assets, voluntarily or involuntarily institutes any bankruptcy, insolvency, liquidation, reorganization, readjustment, dissolution, or similar proceeding, the entry of a judgment against the Company in an amount exceeding the Company's insurance coverage by more than $200,000, and the failure of the Company's cumulative EBITDA to equal or exceed certain EBITDA levels. The Company did not meet the applicable EBITDA level at the end of Fiscal Year 1995. However, the Creditors' Committee has waived the EBITDA covenant in its entirety for Fiscal Year 1995 as well as the two remaining Fiscal Years of the Plan, Fiscal Years 1996 and 1997.

    Following an event of default, a majority of the Creditors' Committee may
accelerate the Cumulative Minimum Payments due under the Plan.   The Creditor's
Committee, by a two-thirds vote of its members, may waive for up to six months any payment required under the Plan and defer the due date of some payments. The Creditors' Committee will, if requested in writing by a majority in number or dollar amount of the Creditors, declare an acceleration of any remaining unpaid annual payments, described above.

                            PRODUCTS AND SERVICES

                                   Overview

    The 1/2 Price Stores chain is an off-price retailer which operates 32 stores in eight states: Colorado, Illinois, Iowa, Kansas, Missouri, Nebraska, Oklahoma and South Dakota.

                                  Facilities

    The Company's physical facilities consist of a corporate headquarters building of 98,700 square feet which was completed in 1984, a Distribution Center of 267,000 square feet (excluding internal mezzanine space of 111,400 square feet), and 32 1/2 Price Stores averaging 80,000 gross square feet and 62,000 square feet of selling space. The Company owns 103,700 square feet of the Distribution Center. The other 163,300 square feet, composed of two additions to the Distribution Center, are leased from entities owned by members of the Gordman family. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." All other facilities are leased from third parties. For Fiscal Year 1995, the 1/2 Price Stores rentals averaged approximately $4 per square foot, and the chain's average sales per square foot of selling space was $105. The stores are primarily located in strip shopping centers, and are open from 9:30 a.m. to 9:30 p.m. Monday through Saturday and 9:30 a.m. to 7:00 p.m. on Sundays, with extended hours during the Christmas selling season. The following table reflects the number of stores by market/state:

State/Market          Stores         State/Market        Stores
- - ------------          ------         ------------        ------
COLORADO                             IOWA
    Aurora                1              Des Moines          3
    Lakewood              1              Sioux City          1
    Thornton              1              Council Bluffs      1
                       ----              Waterloo            1
                          3                               ----
                                                             6

ILLINOIS                             KANSAS
    Fairview Heights      1              Kansas City area    2
                                         Topeka              1
                                         Lawrence            1
                                         Wichita             2
                                                          ----
                                                             6

MISSOURI                             NEBRASKA
    Kansas City area      3              Omaha               4
    Springfield           1              Lincoln             1
    Bridgeton             1              Fremont             1
    St. Charles           1              Hastings            1
                       ----              Grand Island        1
                          6                               ----
                                                             8

OKLAHOMA                             SOUTH DAKOTA
    Tulsa                 1              Sioux Falls         1

                                  TOTAL  32
                                         ==

                       Market Position and Competition

    1/2 Price Stores contain elements of traditional department stores, discount chains and other off-price concepts. Each store is organized with clearly identifiable "shops" similar to a department store. A "racetrack" traffic aisle goes around the perimeter of the store, providing easy visual and physical access to all departments.

    The quality of goods and merchandise mix of 1/2 Price Stores differentiate them from many other off-price retailers which frequently offer a mix of apparel overstocks and seconds. In addition, the strength of most discount stores is hardlines, while the strengths of the 1/2 Price Stores are their apparel and decorative home lines. Apparel generates approximately 73% of the chain's sales, and the decorative home line is the chain's fastest growing merchandise category.

    Rather than offering lower quality merchandise, the 1/2 Price Stores offer nationally recognized brands, and several instantly recognized, department store dominant brands. Please see "Item 1. Business -- THE COMPANY -- Merchandising" for examples of the merchandise brands offered by the 1/2 Price Stores. Approximately 98% of 1/2 Price Stores' merchandise mix is branded, with the balance being high quality private label goods. Approximately 70% of the stores' merchandise is sold at not more than one-half of department store prices.

    Consumer acceptance of the 1/2 Price Stores is demonstrated in the 1995 Omaha World-Herald Consumer Preference Survey, a survey conducted by the Omaha World-Herald, a local newspaper.

In response to the questions, "At what one store has your household spent most for (childrens, womens and mens clothing, and shoes) in the last three months?", the 1/2 Price Stores rank ahead of many national chains. In particular, the Company ranks extremely well within the childrens clothing and shoes, as well as mens shoes categories. In this survey 59% of respondents indicated that "price" motivates their shopping with the 1/2 Price Stores, while 24% now mention "selection." Customers of the 1/2 Price Store are dual-income, homeowning families in the middle income range. The median age of adults among this group of frequent customers is 40 and the median household income is $32,500. These compare with the medians of the total market of 40 years of age and $35,700.

    The 1/2 Price Stores compete against all types of retailers including discounters such as K-Mart, Target, Venture and Shopko; off-price concepts such as Marshall's, T.J. Maxx, Ross Stores and Burlington Coat Factory; and department stores such as Dillards and Younkers. The following page reflects 1/2 Price Stores' competitors by market.


State/City      1/2 Price Store Competitors By Market
- - ----------      -------------------------------------
COLORADO
    Aurora      K-Mart, Target, Wal-Mart, Mervyn's, Sears, Ross, Marshall's,
                T.J. Maxx, JC Penney, Foley's, Joslins, Burlington Coat and
                Montgomery Ward

    Lakewood Foley's, Joslins, JC Penney, Montgomery Wards, Sears, K-Mart, Target, Wal-Mart, T.J. Maxx, Ross and Marshalls

    Thornton Foley's, Joslins, JC Penney, Montgomery Wards, Sears, Mervyns, K-Mart, Target, Wal-Mart, T.J. Maxx, Marshalls and Burlington Coat

IOWA
    Des Moines  Burlington Coat, JC Penney, K-Mart, Kohl's, Montgomery Ward,
                Sears, Target, T.J. Maxx, Venture, Von Maur, Wal-Mart and
                Younkers

    Sioux City  JC Penney, K-Mart, Sears, Shopko, Target, Wal-Mart, Younkers
                and T.J. Maxx

    Waterloo Herberger's, JC Penney, K-Mart, Sears, Target, Venture, Von Maur, Wal-Mart and Younkers

ILLINOIS
    Fairview    Dillards, Famous Barr, Grandpa's, JC Penney,
     Heights    K-Mart, Sears, Target, Venture, Wal-Mart, T.J.
                Maxx and Burlington Coat

KANSAS
    Topeka Dillards, JC Penney, Jones, K-Mart, Montgomery Ward, Sears, Target, T.J. Maxx, Venture, Wal-Mart and Kohl's

    Lawrence    JC Penney, K-Mart, Outlet Malls, Wal-Mart, Weavers and Super
                Target

    Wichita Burlington Coat, Dillards, JC Penney, K-Mart, Montgomery Ward, Sears, Target, T.J. Maxx, Venture, Wal-Mart and Kohl's

MISSOURI
    Kansas      Burlington Coat, Dillards, Halls, JC Penney,
     City       Jones, K-Mart, Marshall's, Montgomery Ward, Sears, Stein Mart,
                T.J. Maxx, Venture, Wal-Mart, Kohl's and Jacobsons

    Spring-     Dillards, Famous Barr, Heers, JC Penney,
     field      K-Mart, Montgomery Ward, Sears, T.J. Maxx,
                Venture, Wal-Mart, Target and Kohl's

    Bridgeton   Famous Barr, Dillards, JC Penney, Sears, K-Mart, Venture,
                Target, Wal-Mart, Grandpa's, T.J. Maxx, Marshalls and
                Burlington Coat

    St. Charles Famous Barr, Dillards, Sears, JC Penney, Wal-Mart, Venture,
                K-Mart, Target, Grandpa's, T.J. Maxx, Marshalls and Outlet Mall

NEBRASKA
    Omaha/      Burlington Coat, Dillards, JC Penney, K-Mart,
    Council     Marshall's, Montgomery Ward, Outlet Mall, Sears,
     Bluffs     Shopko, Target, T.J. Maxx, Wal-Mart, Younkers and Von Maur

    Lincoln     Dillards, JC Penney, K-Mart, Montgomery Ward,
                Sears, Shopko, Target, T.J. Maxx, Wal-Mart and Younkers

    Fremont     Alco, JC Penney, Schweser's and Wal-Mart

    Hastings    Herberger's, K-Mart, Allen's, Shopko and Wal-Mart

    Grand       Dillards, JC Penney, K-Mart, Schweser's, Sears,
     Island     Shopko, Wal-Mart and Younkers

OKLAHOMA
    Tulsa       Anthonys, Dillards, Foley's, K-Mart, JC Penney,
                Marshalls, Mervyn's, Sears, Target, Venture,
                Wal-Mart, Beall's, Burlington Coat, T.J. Maxx, Steinmart

SOUTH DAKOTA
    Sioux       Dayton's, JC Penney, K-Mart, Kohl's, Sears,
     Falls      Shopko, Target, T.J. Maxx, Wal-Mart and Younkers

                                Merchandising

    The Company's overall marketing and merchandising objective is to broaden its customer base by strengthening its department store value offering while achieving discount store operating efficiencies. This overall objective includes a three-tier merchandise pricing strategy:

    - The "Premier Brands Program" encompasses 10-15% of the Company's merchandise mix and includes a senior-management approved, select group of instantly recognized and department store dominant brands, such as Chaps, Polo by Ralph Lauren, Nautica, Liz Claiborne, Leslie Fay and Calvin Klein, which are priced at least 25% below the manufacturer's suggested retail price.

    - The "Value Price Program" encompasses 10-15% of the Company's merchandise mix and includes commodity and discount store comparable products, such as Hanes Underwear, Rubbermaid, Sony, Braun, and critically popular television advertised toys, which are priced at or below prices advertised by specifically identified discount stores.

    - The "1/2 Price Program" encompasses 70-80% of the Company's merchandise mix and includes nationally branded products priced at not more than one-half of department store prices.

    With regard to the majority of the Company's merchandise, the 1/2 Price Stores are able to execute these strategies through opportunistic buying, wherein the Company's buyers go directly to the manufacturer and purchase:


    -    Current, in line merchandise;

    -    Factory overstock and/or overruns;

    -    Close-outs;

    -    Small quantities;

    - Pack and holds (seasonal merchandise purchased at end of season and held until the season recurs);

    - Special cutting from unused piece goods (manufacturer's overstock of raw materials that manufacturer is to use in production of goods to order, such as blouses and trousers);

    -    Orders cancelled by other stores.

The following tables give examples of the national brands featured in each merchandise division:

                                                  Womens
   Shoes             Mens         Childrens      Accessories
- - -----------     -------------   -------------    -------------
Converse        Arrow            Izod            Liz Claiborne
Saucony         Gant             Bum Equipment   Monet
L.A. Gear       Izod             Buster Brown    Anne Klein II
Reebok          Pierre Cardin    Hanes           Aris-Isotoner
Keds            Nike             Fruit of the    Guess
Bass            Robert Stock       Loom          Riveria
Fila            Chaps            Lee Rider       Totes
Sporto          Boston Trader    Generra         Trifari
Nunn Bush       Bill Blass       Ocean Pacific
Naturalizer     Union Bay        Knitwaves
Dexter                           Oshkosh
Connie
Lifestride

   Misses          Juniors         Lingerie       Hardlines
- - -----------     -------------   -------------    -------------
Sag Harbor      L.A. Gal         Playtex         Samsonite
Leslie Fay      Union Bay        Olga            Rubbermaid
Outlander       Esprit           Lily of France  Cannon
Counterparts    Not Guilty       Vanity Fair     Playskool
Fritzi          Vintage Blue     Maidenform      Anchor-Hocking
Bill Blass      Judy Knapp       Christian Dior  Fieldcrest
Lee Rider       Plain Jane       Warner's        Mattel (Barbie)
Gloria          Sam & Libby      Bali            Hasbro
  Vanderbilt                     Jockey          Corningware
Donnkenny                        Joe Boxer       Martex
Harve Bernard                    Hanes           Fisher Price
Beldoch Popper                   Lilyette        Ekco
                                 Pepe            Noritake
                                 Jones New York

    The 1/2 Price Stores have eight merchandise divisions with apparel representing the largest portion of the business. Apparel and apparel-related merchandise categories generated approximately 73% of the Company's 1995 sales. The following table reflects the percentage mix of business by merchandise division for Fiscal Year 1995:

    Merchandise Division     1995
    --------------------    ------
    Shoes                     8.5%
    Mens                     17.2
    Childrens                12.6
    Womens Accessories       10.7
    Misses                   13.6
    Juniors                   7.2
    Lingerie                  2.6
    Hardlines                27.6
    Other                     0.0
                            -----
    Total                   100.0%
                            =====


                                  Expansion

    The Company's expansion strategy is to first open new stores within a 500-mile radius of the headquarters and Distribution Center in Omaha. By doing so, it can leverage advertising, purchasing and transportation and then effect greater efficiencies.

    In 1995, the Company opened four new stores in Lakewood and Thornton, Colorado; Bridgeton, Missouri; and Des Moines, Iowa. In March, 1996, the Company opened a store in St. Charles, Missouri. Between 1996 and 1997 the Company anticipates opening one to three new stores per year so as to have 34 to 37 stores in operation at the end of Fiscal Year 1997. Areas currently targeted for new stores include: Fayetteville, Arkansas; Norman, Oklahoma City, and Tulsa, Oklahoma; Denver, Colorado; and St. Louis, Missouri. There can be no assurance that the Company will be successful in opening any or all of these additional stores.

                                  Suppliers

    The total number of suppliers is approximately 2,000. The ten largest suppliers, based on Fiscal Year 1995 purchases are Reebok, Rubbermaid, Z Cavaricci, Gibson Greeting Cards, ACI, Converse, Fieldcrest, Chaps, Miss Erika and World Bazaars. As a group, these suppliers accounted for approximately 11% of total goods purchased by the 1/2 Price Stores in Fiscal Year 1995, although none individually accounted for more than 1.6%.

    At the present time approximately 90% of the Company's regular suppliers are selling to the Company and extending terms. Management believes that the terms being extended appear adequate at this time. In certain cases, where the Company has a greater need for goods than can be covered by the present credit line from a supplier, the Company plans to prepay the supplier for the amount exceeding the normal credit line of the supplier. During 1995 approximately 15% of the

Company's purchases from its suppliers had to be prepaid because the supplier would not extend normal credit terms to the Company. Most of these prepayments were made to suppliers that factor their invoices. Management believes that if its operating plans are met, the percentage of prepayments will not increase over the next few months, and considers its supplier relations to be excellent.

                                 Distribution

    The Company is served by a 267,000 square-foot Distribution Center located in Omaha (excluding internal mezzanine space of 111,400 square feet). In addition, the Company owns land adjacent to the Distribution Center which could provide for an additional 76,000 square feet of high cubic storage. Management believes that the current storage and processing capacity of the Center can support up to forty stores.

    In 1992 and 1993 Garr & Associates (warehouse consultants) were engaged to work with Distribution Center management to review and make recommendations regarding the Distribution Center operations. One of the results of that study was that based on anticipated volume and known production levels, the Distribution Center could support forty stores.

    Virtually all of the 1/2 Price Stores' inventory purchases flow through the Distribution Center, with only seasonal candy and greeting cards shipped directly to the stores. Distribution Center personnel receive and ticket all merchandise, perform warehousing and order picking functions, and make deliveries to all stores. The Distribution Center has automated materials handling systems and on-line information systems.

    The Distribution Center processed approximately 31.0 million pieces in Fiscal Year 1995. Merchandise is processed through the Distribution Center in an average of 3.7 working days, and is subsequently delivered to the stores two to three times per week, depending on the current activity and volume of the stores. Deliveries to stores are made with a combination of the Company's fleet of leased tractors and owned trailers as well as contracted carriers.

                        Management Information Systems

    Recognizing the value of advanced systems as a competitive tool, Company management has been a strong advocate of management information system development. The Company has previously upgraded its data processing equipment on a consistent basis in accordance with substantial information system planning.

    Having replaced former batch systems with the latest generation of efficient, on-line, fully integrated database systems, the Company has available to it all application programs found in any well-managed major retail company. In a great number of these applications, data can be accessed on-line at any of over 200 terminals throughout the Company's stores, corporate offices and the Distribution Center. MIS provides the Company with sophisticated on-line merchandise and executive information systems, as well as an array of merchandise, financial, inventory and other reports. Management is determined to make critical information available to anyone requiring it, yet at the same time to discipline the Company so as not to produce unnecessary volumes of printed reports.

    Since 1974, the Company has been 100% electronic point of sale (POS) installed and uses IBM terminals. The Company currently operates on an IBM 3090 mainframe. Additionally, local area networks (LANs) are being set up to off-load non-critical processing from the mainframe. Personal desktop and notebook computers support users of information with graphical user interfaces and various "client-server" protocols. Also, a wide area network (WAN) capability is being tested for future chain-wide implementation.

                                 Advertising

    Total advertising expense for the 1/2 Price Stores was approximately $7.6 million in Fiscal Year 1995.

    The advertising strategy is to broaden the Company's customer base while clearly positioning the concept of offering the best value -- everyday. With the customer as the focus, the Company plans to implement this strategy by:

    -    Educating customers on the three ways they can save at the 1/2 Price
         Stores.

    - Utilizing a combination of "Sale Events" and "Special Merchandise Focused Events" to develop store traffic and increase sales.

    -    Using a media mix to broaden the customer base.

    Each advertising vehicle (preprints, newspapers and television) has specific strengths which together create an effective marketing plan.
Preprints are merchandise focused and designed to drive traffic for a three to four day period. They also serve as a catalog to showcase the depth and breadth of merchandise available in the various departments. Newspaper ads are merchandise and event focused. They are designed to generate an immediate lift in sales for one to two days.

Television ads are designed to clearly position the stores in the marketplace while helping to drive traffic. Because of its broad reach, television will also help broaden the customer base.

    The Company's seventeen-person advertising department is responsible for all creative and marketing services, including the design, development and production of television advertising as well as all print-related activity, which includes newspaper ads, newspaper inserts (preprints) and direct mail. The department's in-house capabilities include creative concept and design, copywriting, photography, typesetting, key lining, final composition, marketing research and media buying. These in-house capabilities enable the Company to avoid the media commissions and creative charges that would be incurred if an outside agency were used, thus yielding substantial savings.

    Of the Company's Fiscal Year 1995 advertising expense, 95% was allocated to high frequency print, with the balance allocated to television.

                           Management and Employees

    The Company has experienced excellent relations with its employees through its history, has no unions or collective bargaining agreements and has experienced no work stoppages at any time. The Company currently employs approximately 900 full-time and 1,500 part-time associates. The Company offers to its employees a wide range of benefits which are competitive with those offered by other major retailers. For all management and full-time hourly personnel, the Company funds a major portion of the insurance program, which includes health insurance and major medical, dental assistance, and life insurance, as well as short and long-term disability. Various performance incentives and a 401(k) Plan are also provided to all employees.

Item 2. Properties.

    For a description of the Company's real property, please see "Item 1. Business -- PRODUCTS AND SERVICES -- Overview" and "Item 1. Business -- PRODUCTS AND SERVICES -- Facilities."

Item 3. Legal Proceedings

    As noted above, the Company's predecessor entities filed for bankruptcy protection in 1992, and in 1993 the United States Bankruptcy Court for the District of Nebraska approved the Plan under which the Company continues to operate. For a detailed discussion of the Plan, please see "Item 1. Business
- - --  THE COMPANY -- The Bankruptcy -- Plan of Reorganization."

Additionally, the Bankruptcy Court has retained jurisdiction to insure that the purpose and intent of the Plan are carried out as well as to consider any modifications of the Plan and to hear any claims, controversies, suits and disputes against the Company that may arise during the five-year term of the Plan.

Item 4. Submission of Matters to a Vote of Security Holders.

    There are no items to report.

                                   PART II

Item 5. Market for Registrant's Common Equity and Related
         Stockholder Matters.

    The Company's sole class of equity securities, common stock, consists of 30,000,000 shares on a fully diluted basis and is divided into two series, the Series A Common Stock and the Series B Option Common Stock. As of April 15, 1996, 17,640,000 shares of Series A Common Stock were issued and outstanding and held of record by 3 shareholders, and 10,200,000 shares of Series B Option Common Stock were issued and outstanding and held of record by 790 shareholders. The remaining 2,160,000 shares, all of Series A Common Stock, are reserved for issuance to management pursuant to the Plan. No established public trading market exists with respect to either series of the Company's Common Stock.

    The Company has never paid a cash dividend and intends to retain earnings, if any, and does not presently intend to pay any cash dividends on either series of the Common Stock. However, holders of both series of the Common Stock are entitled to such dividends as may be declared from time to time by the Company's Board of Directors.

Item 6. Selected Financial Data.

    The following table contains certain selected financial data for the Company for each of the last five Fiscal Years through February 3, 1996, and should be read in conjunction with the financial statements, including the related notes thereto, included elsewhere in this document and with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."



           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                                   Fiscal Years Ended
                            -------------------------------------------------------------------
                            February 3,   January 28,   January 29,   January 30,   February 1,
                                1996         1995         1994          1993        1992
                            --------      --------      --------      --------      --------
                               (in thousands, except per share and selected operating data)

Income Statement Data:
- - ---------------------
Net Sales                   $206,520      $191,148      $167,638      $212,709(3)   $266,462
Cost of Sales                138,916       123,028       109,462       145,478       166,572
                            --------      --------      --------      --------      --------
Gross Profit                  67,604        68,120        58,176        67,231        99,890

Operating &
 Administrative
 Expenses                     69,605        62,769        54,067        77,289        95,203
Interest
 Expense Net                   3,774         3,597         2,415         3,064         3,941
(Gain) loss on
 Life Insurance
    Benefits                      -            335          (678)           -             -
                            --------      --------      --------      --------      --------

Income (Loss) Before
 Reorganization
 Item, Provision
 for Income Taxes
 and Extraordi-
 nary Item                    (5,775)        1,419         2,372       (13,122)          746
Reorganization
 Items                            -             -          1,705        12,809            -
Provision for
 Income Taxes                      -             -          -            1,709           572
                            --------      --------      --------      --------      --------


Income (Loss)
 Before Extra-
 ordinary Item                (5,775)        1,419           667       (27,640)          174
                            --------      --------      --------      --------      --------


Extraordinary
 Item - Gain on
 Debt Forgiveness              6,550             -        15,200          -               -
                            --------      --------      --------      --------      --------

Net Income
  (Loss)                    $    775      $   1,419      $15,867      $(27,640)      $   174
                            --------      --------      --------      --------      --------


Average Common
 Shares Outstanding(1)        30,000         30,000      30,000            -              -

Income per common share:
 Income before
  Extraordinary item        $   (.19)      $   .05      $    .02
Extraordinary item               .22             -           .51
                            --------      --------      --------
Net Income per common
  share                     $    .03      $   $.05      $    .53
                            ========      ========      ========

Dividends paid on
 Common Stock                     -            -            -            -           -

Selected Operating Data:
- - -----------------------
Stores Open at
 End of Period                    31            27            23            24            30
Average Sales Per
 Square Foot of
 Selling Space              $    105      $    111    $    111      $    115        $    122
Average Sales Per
 Store ($000's)             $  7,079      $  7,570    $  7,649      $  8,103        $  8,882
Change in Comparable
 Store Sales(2)                 (5.5)%        (4.8)%       1.6%         (4.4)%           8.6%

Balance Sheet Data:
- - ------------------
(end of period)

Working Capital             $  7,119      $ 11,271    $ 20,052      $ 42,356(3)     $  5,564
Total Assets                  52,009        57,861      57,846        73,074          66,853
Long Term Debt                 4,201         7,763      17,086            -             -
Capital Lease
 Obligations                  10,594        11,824      13,022            -           16,105
Stockholder's
 Equity                        9,398         8,417       6,793       (12,383)(3)      15,257

(1) Average common shares outstanding, based on the Restated Certificate of Incorporation filed in Fiscal Year 1993, assumes that the 26,400,000 shares issued to the unsecured creditors and the former preferred shareholder, as well as the 3,600,000 shares issued and to be issued to certain members of management or to the unsecured creditors during the term of the Plan, were outstanding for all of Fiscal Years 1993, 1994 and 1995.

(2) Comparable store sales refer to 1/2 Price Stores open at least one full year in each comparable period or stores converted from a Richman Gordman Department Store in the same market area. Comparable store sales exclude the effect of Richman Gordman Department Stores converted to 1/2 Price Stores in market areas which previously had no 1/2 Price Stores, until open for a full year in each comparable period. The Richman Gordman Department Store sales are excluded for all years presented.

(3) During Fiscal Year 1992, the Company filed Chapter 11 bankruptcy. Please see "Item 1. Business -- THE COMPANY -- -- The Bankruptcy" for a discussion of the Company's reorganization and Note F to the Financial Statements for a discussion of the liabilities classified as long-term as a result of the bankruptcy. These factors affect the comparability of the information presented.


Item 7.  Management's Discussion and Analysis
         of Financial Condition and
         Results of Operations.

    The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

                            Results of Operations

    The following table sets forth for the years indicated summary information from the Company's Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period.



           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                Percentage of Sales                                 Percentage
                                                                                Increase (Decrease)
                        -----------------------------------                   ------------------------
                                                                                From           From
                                   Fiscal Years                                 1994 to        1993 to
                        -----------------------------------                     1995           1994
                        1995          1994          1993                        -------        -------
                        -----         -----         -----

Net Sales               100.0%        100.0%        100.0%                      8.0%          14.0%
Cost of Sales            67.3          64.4          65.3                      12.9           12.4
                        -----         -----         -----                     -----          -----
Gross Profit             32.7          35.6          34.7                      (0.8)          17.1

Operating &
 Administrative
 Expenses                33.7          32.8          32.3                      10.9           16.1

Interest Expense
 Net                      1.8           1.9           1.4                       4.9           48.9
(Gain) loss on
 Life Insurance
 Benefits                   -           0.2          (0.4)                       -           149.4
                        -----         -----         -----                     -----          -----
 Income (Loss)
 Before Reorgani-
 zation Item,
 Provision for
 Income Taxes
 and Extra-
 ordinary Item           (1.0)          0.7           1.4                       -            (40.2)
                        -----         -----         -----                     -----          -----
Reorganization
 Items                     -            -             1.0                       -              -
Provision for
 Income Taxes               -            -             -                        -              -

Income (Loss)
 Before Extra-
 ordinary Item           (2.8)          0.7           0.4                       -            112.5
Extraordinary
 Item-Gain on
 Debt Forgiveness         3.2            -            9.1                       -              -
                        -----         -----         -----                     -----          -----

Net Income                 .4%          0.7%          9.5%                     (454)%        (91.1)%

                          Fiscal Year 1995 Compared
                             to Fiscal Year 1994

    Net sales in Fiscal Year 1995 increased $15.4 million, or 8.0% over Fiscal Year 1994 due to sales from four new stores opened subsequent to January 28, 1995, and sales from four stores opened in Fiscal Year 1994 that were open for a full year in Fiscal Year 1995. These stores produced increased sales of $24.3 million in Fiscal Year 1995. Comparable store sales decreased $8.9 million, or 5.5%, during Fiscal Year 1995 compared to Fiscal Year 1994. The decline in comparable store sales was a result of extremely weak retail market conditions, especially in apparel lines, coupled with additional retail outlets in the Company's markets.

    The weaknesses in apparel lines cited above have contributed to the weaknesses in comparable store sales, and have been noted by many other retailers nationally. These trends have persisted for the past two to three years and have particularly affected the Misses and Junior lines of womens clothing. The Company is uncertain how long this trend will continue. The Company is addressing this trend by expanding its merchandise offering and modifying its pricing structure. Previously, the Company's merchandise assortments consisted of moderately priced recognizable department store brands sold at one-half of regular retail prices. Approximately 70% of the Company's merchandise assortment will continue as such, but two additional merchandise programs will be added.

    The first, the Company's "Premier Brand" program, will consist of first quality designer and/or exclusive department store branded merchandise that will be sold at 25% or more below regular retail price. It is anticipated that approximately 10% to 15% of the merchandise assortments will consist of "Premier Brand" goods. The second program, the Company's "Value Price" program, will consist of widely distributed products and/or brands priced equal to or lower than discount stores' or mass merchants' regular retail prices.
The Company anticipates that approximately 10% to 15% of all merchandise will consist of "Value Price" products.

    Comparable store sales have also been impacted by a significant increase in competition in the Company's markets. Over the past three years (1993-1995) over 11 million square feet of retail space have opened in the Company's markets. The Company has reacted to this by allocating an additional $1.6 million to its advertising and marketing programs. This will enable the Company to heighten consumer awareness of the 1/2 Price Stores and protect its market share. The Company is also increasing the number of special promotions and advertising events to stimulate sales.

    Gross profits decreased by $0.5 million in Fiscal Year 1995, or 0.8%, as compared to Fiscal Year 1994. As a percentage of net sales, gross profits were 32.7% of sales in Fiscal Year 1995 compared to 35.6% in Fiscal Year 1994, a decrease of 2.9%. This decrease was primarily due to a $9.0 million increase in markdowns in Fiscal Year 1995. In addition, a $0.4 million LIFO provision was required in Fiscal Year 1995 while no provision was required in Fiscal Year 1994.

    Operating and administrative expenses for Fiscal Year 1995 increased $6.8 million as compared to Fiscal Year 1994. As a percentage of net sales, operating and administrative expenses were 33.7% and 32.8% of net sales in Fiscal Years 1995 and 1994, respectively. Of the increase in operating and administrative expenses, $6.3 million represents costs associated with the non-comparable stores, including $4.7 million in non-comparable store operating costs, $1.9 million additional advertising costs and a $0.3 million decrease in pre-opening expenses. In addition, $0.3 million of additional Distribution Center expenses and $0.2 million in additional Corporate Headquarters costs were incurred.

    Interest expense increased from $3.8 million in Fiscal Year 1994 to $3.9 million in Fiscal Year 1995, an increase of $0.1 million. The increase consists of an increase of $0.5 million in interest and costs resulting from increased borrowings on the Company's credit line, a decrease of $0.3 million in interest on the pre-petition debt to the Company's unsecured creditors due to principal payments and a decrease of $0.1 million of interest on capital leases.

    No income tax expense was recorded in Fiscal Years 1995 and 1994 due to the fact that a taxable loss was incurred, which increased the Company's net operating loss carryforward. Management believes that if the Company meets current operating plans, it will realize the benefit of these losses over the next several years.

    In Fiscal Year 1995, the Company recorded an extraordinary gain of $6.5 million, a result of revising the estimate of amounts to be paid to the Company's unsecured creditors. Recent operating losses, coupled with the Company's revised projections for the balance of the Plan of Reorganization period (Fiscal Years 1996 and 1997), indicate a lower level of payout to the unsecured creditors.

                           Fiscal Year 1994 Compared
                              to Fiscal Year 1993

    Net sales in Fiscal Year 1994 increased $23.5 million or 14% over Fiscal 1993 primarily due to sales from four new stores opened subsequent to January 29, 1994 and sales from stores opened in Fiscal Year 1993 that were open for a full year in Fiscal Year 1994. These stores produced increased sales of $31.2 million in Fiscal Year 1994. Comparable store sales decreased $7.7 million, or 4.8%, during Fiscal Year 1994 compared to the prior Fiscal Year. The decline in comparable store sales is a result of overall market weaknesses in apparel lines, a decrease in the number of special advertising promotions during Fiscal Year 1994, and a $2.7 million decrease in sales of the Company's store in Lincoln, Nebraska, which resulted from increased competition.

    With respect to factors contributing to the decrease in comparable store sales, the weakness in apparel lines was noted by many retailers nationally. Within the industry the weakness in apparel lines is generally attributed to consumers' perceived lack of newness and/or excitement in fashion goods, particularly the Misses and Junior lines of womens clothing. This trend has persisted for over a year and the Company is uncertain how long the trend will continue. The Company is addressing this trend through inventory planning in the principal categories affected to minimize the impact of weak sales in these areas.

    The Company's specific softness in apparel lines was also impacted by unusually warm weather in the fall months within its trade area, negatively impacting outerwear sales. The principal categories affected were cold weather merchandise, such as gloves, hats, boots, sweaters and long-sleeved knit shirts.

    With respect to the Lincoln, Nebraska, store sales decrease, while the Lincoln store remains profitable, that store has been impacted by a significant influx of retail competition in Lincoln. In particular, a K-Mart store located across the street from the Company's Lincoln store was closed and replaced with a new Super K store in another part of the city. This resulted in decreased traffic at the Company's location and significant consumer interest in the new store, reducing sales at the Lincoln location.

    Gross profits increased by $9.9 million in Fiscal Year 1994, or 17.1%, as compared to Fiscal Year 1993. This increase is primarily due to the sales increase produced by the new stores. As a percentage of net sales, gross profits increased by 0.9% in Fiscal Year 1994 as compared to Fiscal Year 1993. This increase was a result of the fact that a LIFO inventory provision was not required in Fiscal Year 1994. In Fiscal Year 1993, the LIFO inventory provision was $1.4 million. If the LIFO provision had not been required in Fiscal Year 1993, the gross margin percentage of sales would have been the same as in Fiscal Year 1994.

    Operating and administrative expenses for Fiscal Year 1994 increased
$8.7 million as compared Fiscal Year 1993. Of the increase in operating and administrative expenses, $6.4 million represents costs associated with the new stores, including $4.3 million in new store operating costs, $1.0 million in additional advertising costs and $1.1 million of pre-opening costs. In addition, $0.4 million of additional Distribution Center expenses and $0.2 million in additional costs for legal and accounting fees in connection with post reorganization activities were incurred. The balance of the increase primarily relates to salaries, employee benefits and administrative costs in its corporate headquarters.

    Interest expense increased from $2.7 million in Fiscal Year 1993 to $3.8 million in Fiscal Year 1994. Most of the increase represents interest on the pre-petition debt to the Company's unsecured creditors. These costs have been incurred only since the Company emerged from Chapter 11; consequently, no such costs were incurred during the first nine months of Fiscal Year 1993. Interest and costs resulting from borrowings on the Company's credit agreements accounted for $0.2 million of the increase in interest expense. During Fiscal Year 1993 there were no borrowings under that line.

    During Fiscal Year 1993, the Company incurred reorganization items of $1.7 million pursuant to its Chapter 11 reorganization proceedings. The Company successfully confirmed its Plan of Reorganization on October 20, 1993; consequently, there were no such costs during Fiscal Year 1994.

    No income tax expense was recorded in Fiscal Year 1994 due to the fact that a taxable loss was incurred, which increased the Company's net operating loss carryforward. Management believes that if the Company meets current operating plans, then it will realize the benefit of these recent losses over the next three to five years. No tax expense was recorded in Fiscal Year 1993 primarily because the extraordinary gain on debt foregiveness was nontaxable.

    In Fiscal Year 1993 the Company realized an extraordinary gain of $15.2 million, a result of the forgiveness of debt pursuant to its Plan of Reorganization under Chapter 11. Because the Plan was confirmed in Fiscal Year 1993 as noted above, no such gain was realized in Fiscal Year 1994.

                       Liquidity and Capital Resources

    The Company's primary ongoing cash requirements are for inventory, capital expenditures in connection with the Company's new store expansion and remodeling programs and the minimum payments to the Company's creditors (pursuant to the Plan). The Company's primary sources of funds for its business activities are cash from operations and borrowings under its revolving credit facility with Congress Financial Corporation (Central). In addition, short term trade credit (normally for 30-day periods) represents a significant source of interim financing for merchandise inventories. Approximately 90% of all trade creditors are extending terms. During Fiscal Year 1995 approximately 15% of the Company's purchases, primarily from those vendors that factor their invoices, had to be prepaid because the factor would not extend normal credit terms to the Company. Management believes that if its operating plans are met, the percentage of prepayments will not increase over the next few months. Management believes that it has adequate capacity under its revolving line of credit to fund such prepayments.

    During Fiscal Years 1995, 1994 and 1993, the Company's cash flow from operations was $(6.5) million, $10.5 million, and $6.7 million, respectively. Cash flow from operating activities was less in Fiscal Year 1995 than in Fiscal Years 1994 and 1993 primarily because of the loss from operations and a decrease in accounts payable. Cash flow in Fiscal Year 1994 was more than in Fiscal Year 1993 primarily as a result of a lower investment in inventory, net of trade payables, the collection of recoverable income taxes, and a greater net income from operations.

    The Company has a financing agreement with a financial institution which provides for revolving credit borrowings and letters of credit of up to $25 million (subject to a borrowing base limitation) with a maturity date in October, 1997. The rate of interest on borrowings is prime plus 1.50% payable monthly in arrears. A non-use fee of .5% per annum is payable monthly in arrears on the unused portion of the facility.

    The financing agreement contains certain restrictions and covenants, including minimum levels of cumulative annual earnings before interest, taxes, depreciation and amortization ("EBITDA") and limitations on annual cumulative capital expenditures. At the end of Fiscal Year 1995, the Company was not in compliance with its EBITDA covenant. The minimum cumulative EBITDA covenant for the end of Fiscal Year 1995 was $16.6 million and the Company's actual cumulative EBITDA was $11.1 million. The Company's lender waived the violation of the cumulative EBITDA covenant for the end of Fiscal Year 1995. In addition, the lender has waived the EBITDA covenant for the next two Fiscal Years as well. The maximum cumulative capital expenditure covenant through Fiscal Year 1995 was $8.8 million, and the actual cumulative capital expenditures were $8.3 million.

    During Fiscal Year 1995, there were weighted average short-term borrowings of $8.9 million against the Company's lines of credit and peak short-term borrowings of $19.6 million. During Fiscal Year 1994, there were weighted average short-term borrowings of $4.0 million against the Company's lines of credit and peak short-term borrowings of $12.3 million. The Company had no such borrowings during Fiscal Year 1993. At the end of Fiscal Year 1995 there were short-term borrowings of $7.7 million, and at the end of Fiscal Years 1994 and 1993 there were no short-term borrowings. At February 3, 1996, the Company had unused available borrowings of $9.4 million under the revolving line of credit.

    For Fiscal Years 1995, 1994 and 1993, capital expenditures were
$2.8 million, $3.2 million and $2.2 million, respectively. The following table sets forth the major categories of capital expenditures for Fiscal Years 1995, 1994 and 1993.

                          Total Capital Expenditures
                                (in millions)
                          --------------------------
                                  Fiscal Year
                          --------------------------
                             1995    1994    1993
                             ----    ----    ----
New Stores                   $2.6    $2.2    $0.8
Existing Store Remodels,
 New Fixtures, General          -     0.2     0.6
Distribution Center           0.1     0.3     0.1
Computer Operations           0.1     0.5     0.6
All Other                       -       -     0.1
                             ----    ----    ----
Total                        $2.8    $3.2    $2.2
                             ====    ====    ====


    The Company plans to spend approximately $3.0 million for capital expenditures in Fiscal Year 1996, an amount within the Company's cumulative capital expenditure covenant under the Company's financing agreement. Of this amount, $0.5 million has been allocated for a new store with the balance relating to existing stores, the Distribution Center and the computer operations. The Company's policy is to negotiate leases wherein the landlord makes the leasehold improvements. Accordingly, the Company's capital expenditures to open a store are composed primarily of fixturing at a cost of approximately $350,000 to $500,000. In addition, new stores typically require an inventory investment of approximately $1,400,000 which is largely financed by accounts payable.

    For Fiscal Year 1995, the Company's cash position was such that previous cumulative payments of Plan and Excess Cash Balances were utilized to make the cumulative minimum payment. The cumulative minimum payment owed through Fiscal Year 1995 was $11.1 million. Prior payments by the Company of minimum, Plan and Excess Cash Balances were $9.8 million. Therefore, the minimum cash payment made by the Company for Fiscal Year 1995 was $1.3 million. In addition to the minimum payment, the creditors will receive $0.2 million of tax benefits. The Company is required to make a minimum payment of $1.9 million to unsecured creditors for Fiscal Year 1996.

    The Company had long term debt and obligations under capital leases of $14.8 million at February 3, 1996, and $19.6 million at January 28, 1995. The Company's ability to satisfy scheduled principal and interest payments under such obligations is dependent on its cash flow and existing credit facility.

    The Company recognizes that it has a high level of indebtedness, primarily in the form of creditor debt and capital lease obligations. Operating results in 1995 were lower than initially projected under the Plan. Increased competition in the Company's markets and the overall weakness in the retail industry resulted in a decline of comparable store sales of 5.5% and lower margins in Fiscal Year 1995. Management has implemented an operating plan for Fiscal Year 1996 which they believe will produce substantial improvements in the Company's operations. Key components of the Plan include repositioning the product mix to include more name brands, changes in advertising, realizing the benefits of re-engineering certain functions in Fiscal Year 1995, opening one new store, maintaining comparable store sales at a level consistent with Fiscal Year 1995 and several other strategies to improve margins. Management believes its existing revolving credit agreement, which extends until October 1997, along with its planned cash flows from operations will provide adequate financing for inventory purchases and operations throughout Fiscal Year 1996.

    Management does not believe that its agreement to keep its property free of certain liens and not to make certain prohibited investments will adversely affect its liquidity or capital resources.

                          Seasonality and Inflation

    The Company's business is seasonal, with the back-to-school season (July and August) historically contributing approximately 17% of annual sales and the Christmas season (November and December) accounting for approximately 28% of annual sales. For quarterly financial data for Fiscal Years 1995 and 1994, please see Note M to the Financial Statements. Sales and income are also affected by the timing of new store openings. Although the Company's operations are influenced by general economic conditions and inflationary pressures, the Company does not believe that inflation has had a material effect on operations during the past 3-5 years.

           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Item 8. Financial Statements and Supplementary Data.

    Index to Financial Statements and Schedules:

FINANCIAL STATEMENTS                                   PAGE NO.
- - --------------------                                   --------
Independent Auditors' Report. . . . . . . . . . . . .    31

Consolidated Balance Sheets as of
    February 3, 1996, and
    January 28, 1995. . . . . . . . . . . . . . . . .    32

Consolidated Statements of Operations --
    Years Ended February 3, 1996,
    January 28, 1995, and January 29, 1994. . . . . .    33

Consolidated Statements of Stockholders
    Equity. . . . . . . . . . . . . . . . . . . . . .    34

Consolidated Statements of Cash Flows --
    Years Ended February 3, 1996, January
    28, 1995, and January 29, 1994. . . . . . . . . .    35

Notes to Consolidated Financial Statements
    -- Years Ended February 3, 1996,
    January 28, 1995, and January 29, 1994. . . . . .    37

FINANCIAL STATEMENT SCHEDULE
- - ----------------------------
Independent Auditors' Report on Schedules . . . . . .    47

Schedule II -- Valuation and Qualifying
                 Accounts . . . . . . . . . . . . . .    48



           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
 of Richman Gordman 1/2 Price Stores, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Richman Gordman 1/2 Price Stores, Inc. and subsidiary as of February 3, 1996 and January 28, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Richman Gordman 1/2 Price Stores, Inc. and subsidiary as of February 3, 1996 and January 28, 1995 and the results of their operations and their cash flows for each of the three years in the period ended February 3, 1996 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, on October 20, 1993 the Company emerged from Chapter 11 bankruptcy pursuant to a confirmed Plan of Reorganization. Under the Plan of Reorganization, the Company is required to comply with certain terms and conditions as more fully described in Note A.




/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

April 12, 1996
Omaha, Nebraska

RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                                                       FEBRUARY 3,       JANUARY 28,
ASSETS                                                                                    1996              1995
CURRENT ASSETS:
Cash                                                                                   $   488,012      $ 6,607,476
Accounts receivable, less allowance for doubtful accounts of $392,948 and $370,463         928,792        1,278,711
Merchandise inventories (Note C)                                                        30,786,359       31,874,884
Prepaid expenses and other current assets                                                2,145,237          791,896
                                                                                       -----------      -----------
     Total current assets                                                               34,348,400       40,552,967

PROPERTY, BUILDINGS AND EQUIPMENT, net (Notes D and F)                                  16,681,855       16,775,924

OTHER ASSETS                                                                               978,691          531,976
                                                                                       -----------      -----------
                                                                                       $52,008,946      $57,860,867
                                                                                       ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit borrowings (Note F)                                                     $ 7,690,923      $         -
Accounts payable                                                                         7,953,024       11,175,051
Accrued expenses (Note E)                                                                5,118,000        5,815,039
Taxes accrued and withheld                                                               2,252,451        1,838,410
Income taxes payable                                                                       206,104          212,503
Current portion of long-term debt (Note F)                                               2,779,207        9,034,684
Current maturities of capital lease obligations (Note H)                                 1,229,819        1,206,320
                                                                                       -----------      -----------
     Total current liabilities                                                          27,229,528       29,282,007

LONG-TERM DEBT, net of current portion (Note F)                                          4,201,143        7,763,045

CAPITAL LEASE OBLIGATIONS, net of current portion (Note H)                              10,594,328       11,824,146

OTHER LONG-TERM LIABILITIES                                                                585,765          574,430

COMMITMENTS AND CONTINGENCIES (Notes H, I and K)

STOCKHOLDERS' EQUITY:
Common stock (Note L):
  Series A common stock, $.01 par value; 19,800,000 shares
    authorized; 17,640,000 and 16,920,000 shares issued and outstanding in
    fiscal 1995 and 1994, respectively                                                     176,400          169,200
Series B common stock, $.01 par value; 10,200,000 shares
  authorized, issued and outstanding in fiscal 1995 and 1994                               102,000          102,000
Paid-in capital                                                                          4,436,526        4,238,238
Retained earnings (Note F)                                                               4,683,256        3,907,801
                                                                                       -----------      -----------
    Total stockholders' equity                                                           9,398,182        8,417,239
                                                                                       -----------      -----------
                                                                                       $52,008,946      $57,860,867
                                                                                       ===========      ===========


See notes to consolidated financial statements.

RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(DEBTOR-IN-POSSESSION FROM JUNE 17, 1992 TO OCTOBER 20, 1993)

                                                                                            YEARS ENDED
                                                                        --------------------------------------------------
                                                                          FEBRUARY 3,        JANUARY 28,       JANUARY 29,
                                                                             1996               1995              1994
NET SALES                                                               $206,520,255        $191,147,802      $167,638,373

COST OF SALES                                                            138,915,561         123,028,330       109,461,950
                                                                        ------------        ------------      ------------
Gross Profit                                                              67,604,694          68,119,472        58,176,423
OPERATING AND ADMINISTRATIVE EXPENSES                                     69,605,046          62,769,000        54,066,591
                                                                        ------------        ------------      ------------
Income (loss) from operations                                             (2,000,352)          5,350,472         4,109,832

OTHER INCOME (EXPENSE):
Interest expense - (contractual interest of $3,899,379 in fiscal 1993)    (3,904,015)         (3,821,199)       (2,697,516)
Interest income                                                              129,592             224,620           282,806
Gain (loss) on life insurance benefits (Note B)                                    -            (334,977)          678,076
                                                                        ------------        ------------      ------------
                                                                          (3,774,423)         (3,931,556)       (1,736,634)
                                                                        ------------        ------------      ------------
INCOME (LOSS) BEFORE REORGANIZATION
ITEMS, PROVISION FOR INCOME TAXES AND
EXTRAORDINARY ITEM                                                        (5,774,775)          1,418,916         2,373,198

REORGANIZATION ITEMS (Note G)                                                                        -          (1,705,460)
                                                                        ------------        ------------      ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
TAXES AND EXTRAORDINARY ITEM                                              (5,774,775)          1,418,916           667,738

PROVISION FOR INCOME TAXES (Note I)                                              -                   -                  -
                                                                        ------------        ------------      ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                   (5,774,775)          1,418,916           667,738

EXTRAORDINARY ITEM - GAIN ON DEBT
FOREGIVENESS (Notes A, F and I)                                            6,550,230                  -         15,199,606
                                                                        ------------        ------------      ------------
NET INCOME                                                              $    775,455        $  1,418,916      $ 15,867,344
                                                                        ============        ============      ============
INCOME PER COMMON SHARE:
Income (loss) before extraordinary item                                 $      (0.19)       $       0.05      $       0.02
Extraordinary item                                                              0.22                -                 0.51
                                                                        ------------        ------------      ------------
Net income per common share                                             $       0.03        $       0.05      $       0.53
                                                                        ============        ============      ============


See notes to consolidated financial statements.

RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DEBTOR-IN-POSSESSION FROM JUNE 17, 1992 TO OCTOBER 20, 1993)

- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                          RICHMAN GORDMAN
                                      RICHMAN GORDMAN                                  1/2 PRICE STORES, INC.
                                        STORES, INC.                            ------------------------------------
                                   --------------------------                                   COMMON STOCK
                                   PREFERRED        COMMON                                  ------------------------
                                    STOCK           STOCK                         COMMON        SERIES       SERIES
                                                                                  STOCK           A            B
BALANCE, January 31, 1993          $ 6,000          $ 45,111                    $  -           $  -         $  -

Cancellation of predecessor
    stock and issuance of
    16,200,000 new shares to
    predecessor owners under
    the Reorganization Plan         (6,000)          (45,111)                    162,000          -            -

Issuance of 10,200,000 new
    shares to creditors under
    the Reorganization Plan            -                -                        102,000          -            -

Net income                             -                -                          -              -            -
                                   -------          --------                    --------       --------     --------
BALANCE, January 29, 1994               -               -                        264,000          -            -

Reissuance of 16,200,000 shares
    of predecessor owner's stock
    as Series A shares (Note L)         -               -                       (162,000)      162,000         -
                                                        -
Reissuance of 10,200,000 shares
    of creditor stock as Series B
    shares (Note L)                    -                -                       (102,000)         -         102,000

Issuance of 720,000 new Series
   A shares to executive officers
   under the Reorganization Plan       -                -                           -           7,200          -

Net income                             -                -                           -             -            -
                                   -------          --------                    --------       --------     --------
BALANCE, January 28, 1995              -                -                            -         169,200      102,000

Issuance of 720,000 new Series
    A shares to executive officers
    under the Reorganization Plan      -                -                            -           7,200         -

Net income                             -                -                            -             -           -
                                   -------          --------                    --------       --------     --------
BALANCE, February 3, 1996          $  -             $   -                       $    -         $176,400     $102,000
                                   =======          ========                    ========       ========     ========



                                  ADDITIONAL        RETAINED
                                   PAID-IN          EARNINGS
                                   CAPITAL         (DEFICIT)                TOTAL

BALANCE, January 31, 1993          $ 944,839        $(13,378,459)           $(12,382,509)


Cancellation of predecessor
    stock and issuance of
    16,200,000 new shares to
    predecessor owners under
    the Reorganization Plan         (110,889)           -                          -

Issuance of 10,200,000 new
    shares to creditors under
    the Reorganization Plan        3,206,000            -                      3,308,000

Net income                             -            15,867,344                15,867,344
                                   ---------        ----------                ----------

BALANCE, January 29, 1994          4,039,950         2,488,885                 6,792,835

Reissuance of 16,200,000 shares
    of predecessor owner's stock
    as Series A shares (Note L)        -                -                          -

Reissuance of 10,200,000 shares
    of creditor stock as Series B
    shares (Note L)                    -                 -                          -

Issuance of 720,000 new Series
   A shares to executive offiecers
   under the Reorganization Plan     198,288             -                       205,488

Net income                              -            1,418,916                 1,418,916
                                   ---------        ----------                ----------

BALANCE, January 28, 1995            438,238         3,907,801                 8,417,239

Issuance of 720,000 new Series
    A shares to executive officers
    under the Reorganization Plan    198,288             -                       205,488

Net income                              -              775,455                    775,455
                                   ---------        ----------                ----------

BALANCE, February 3, 1996         $4,436,526       $4,683,256                 $9,398,182
                                  ==========       ==========                 ==========

RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DEBTOR-IN-POSSESSION FROM JUNE 30, 1992 TO OCTOBER 20, 1993)

                                                                                      YEARS ENDED
                                                               ---------------------------------------------------------
                                                               FEBRUARY 3,            JANUARY 28,           JANUARY 29,
                                                                 1996                   1995                  1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                   $206,470,621           $191,156,790          $167,702,418
Merchandise purchases                                          (140,696,491)          (119,521,493)         (108,188,638)
Cash paid for operating and administrative expenses             (68,533,220)           (58,543,197)          (50,149,446)
Interest paid on capital leases                                  (1,533,450)            (1,679,553)           (1,757,238)
Interest paid on other debt obligations                          (2,230,590)            (1,939,492)             (897,893)
Income tax refund received                                             -                 1,065,902                  -
                                                               ------------           ------------          ------------
Net cash provided by (used in) operating activities before
reorganization items                                             (6,523,130)            10,538,957             6,709,203
                                                               ------------           ------------          ------------
OPERATING CASH FLOWS FROM REORGANIZATION ITEMS:
Professional fees paid for services                                    -                      -               (1,561,546)
Lease termination costs                                                -                      -               (1,326,308)
Other                                                                  -                      -                 (362,185)
                                                               ------------           ------------          ------------
Net cash used by reorganization items                                  -                      -               (3,250,039)
                                                               ------------           ------------          ------------
Net cash provided by (used in) operating activities              (6,523,130)            10,538,957             3,459,164
                                                               ------------           ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment                   (2,820,309)            (3,215,711)           (2,185,698)
Increase (decrease) in cash surrender value of life
  insurance policies                                                  4,572                   -                 (242,949)
Proceeds from sale of investment                                       -                   121,000                  -
Proceeds from life insurance policies                                  -                   879,619                  -
                                                               ------------           ------------          ------------
Net cash used in investing activities                            (2,815,737)            (2,215,092)           (2,428,647)
                                                               ------------           ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit borrowings                       7,690,923                   -                     -
Payments on obligations under capitalized leases                 (1,206,320)            (1,090,540)           (1,077,957)
Payments on secured term note                                      (804,000)            (1,695,497)             (268,000)
Payments to other prepetition creditors                                -                      -               (1,833,583)
Payments made under plan of reorganization                       (2,461,200)            (5,166,770)          (11,935,110)
                                                               ------------           ------------          ------------
Net cash provided by (used in) in financing activities            3,219,403             (7,952,807)          (15,114,650)
                                                               ------------           ------------          ------------
INCREASE (DECREASE) IN CASH                                      (6,119,464)               371,058           (14,084,133)
CASH, Beginning of year                                           6,607,476              6,236,418            20,320,551
                                                               ------------           ------------          ------------
CASH, End of year                                              $    488,012           $  6,607,476          $  6,236,418
                                                              =============           ============          ============


See notes to consolidated financial statements.

RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DEBTOR-IN-POSSESSION FROM JUNE 30, 1992 TO OCTOBER 20, 1993)


                                                                                 YEARS ENDED
                                                           -------------------------------------------------------
                                                           FEBRUARY 3,           JANUARY 28,           JANUARY 29,
                                                             1996                  1995                  1994
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES:
Net income                                                 $  775,455            $ 1,418,916           $15,867,344
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Extraordinary credit-gain on debt foregiveness              (6,550,230)                 -              (15,199,606)
Depreciation and amortization                                3,050,338             3,013,260             2,726,965
Loss on sale and retirement of property, buildings
and equipment, net                                                -                     -                  177,445
Deferred compensation expense                                     -                     -                  (26,575)
Net changes in assets and liabilities:
Accounts receivable                                            349,919                85,791               394,636
Merchandise inventories                                      1,088,525            (2,675,246)           (1,114,979)
Prepaid expenses and other current assets                   (1,353,341)            1,235,738             1,785,452
Income taxes recoverable                                          -                1,065,902               105,981
Other assets                                                  (584,623)             (173,679)             (452,786)
Accounts payable                                            (3,222,027)            4,954,358             1,436,076
Other accrued expenses                                         (77,146)            1,613,917            (2,240,789)
                                                           -----------           -----------           -----------
Net cash provided by (used in) operating activities        $(6,523,130)          $10,538,957           $ 3,459,164
                                                           ===========           ===========           ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred on lease agreement
for equipment                                              $      -              $      -              $    49,800
                                                           ===========           ===========           ===========
Stock issued to unsecured creditors under the Plan
of Reorganization as partial payment of liabilities        $      -              $      -              $ 3,308,000
                                                           ===========           ===========           ===========
Stock issued to Company officers under the Plan of
Reorganization                                             $   205,488           $   205,488           $      -
                                                           ===========           ===========           ===========
See notes to consolidated financial statements.

RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 AND JANUARY 29, 1994 (DEBTOR-IN-POSSESSION FROM JUNE 17, 1992 TO OCTOBER 20, 1993)

A. REORGANIZATION, BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS AND RECENT DEVELOPMENTS

    On June 17, 1992, Richman Gordman Stores, Inc. and its two wholly owned subsidiaries, Richman Gordman Department Stores, Inc. and 1/2 Price Stores, Inc. (collectively the "Company") filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Nebraska. Under Chapter 11, certain claims against the Company were stayed while the Company continued business operations as a debtor-in-possession. These claims, which totalled $72,399,717 at January 30, 1993, were reflected as "Liabilities Subject to Compromise" as required under Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

    On October 20, 1993 (the "Effective Date"), the Company emerged from Chapter 11 pursuant to a confirmed Plan of Reorganization (the "Plan"). As part of the Plan, Richman Gordman Stores, Inc. and its two wholly-owned subsidiaries, Richman Gordman Department Stores, Inc. and 1/2 Price Stores, Inc. merged and now operate as Richman Gordman 1/2 Price Stores, Inc. (a Delaware corporation). P.H. of Florida, Inc. was retained as a subsidiary of the Company. The Plan provided for, among other things, the cancellation of all prepetition ownership interests of the Company; the issuance of 54% of the new authorized common stock of the Company to certain prepetition owners; the issuance of 34% of the new authorized common stock of the Company to the unsecured creditors (estimated fair value $3,308,000); cash payments over a period of five years to the prepetition unsecured creditors (see Note F); cash payments of priority claims; and the assumption or rejection of unexpired leases. The Plan also requires the Company to maintain minimum levels of annual cumulative earnings before interest, taxes, depreciation and amortization. The present value of amounts expected to be paid to the unsecured creditors were accrued at January 29, 1994. Liabilities subject to compromise not expected to be repaid totalling $15,199,606 were recorded in the statement of operations as an extraordinary gain in fiscal year 1993.

    During fiscal 1995, the Company revised its estimate of the amounts expected to be repaid to the unsecured creditors under the Plan. As a result of actual earnings and revised projected earnings being lower than originally estimated over the term of the Plan, the cash payments and net operating loss tax benefits expected to be paid to the unsecured creditors are expected to be lower than originally estimated. As a result, an extraordinary gain of $6,550,230 was recorded in fiscal 1995 to reflect the change in this estimated liability to be paid to the unsecured creditors.

    As noted above, operating results in 1995 were lower than initially projected under the Plan. Increased competition in the Company's markets and the overall weakness in the retail industry resulted in a decline of comparable store sales of 5.5% and lower margins in fiscal 1995.
    Management has implemented an operating plan for fiscal 1996 which they believe will produce substantial improvements in the Company's operations. Key components of the Plan include repositioning the product mix to include more name brands, changes in advertising, realizing the benefits of re-engineering certain functions in fiscal 1995, opening one new store, maintaining comparable store sales at a level consistent with fiscal 1995 and several other strategies to improve margins. Management believes its existing revolving credit agreement, which extends until October 1997, along with its planned cash flows from operations will provide adequate financing for inventory purchases and operations throughout fiscal 1996.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS - Richman Gordman 1/2 Price Stores, Inc. operates 31 1/2 Price Stores in eight states. The 1/2 Price concept is to offer first quality, nationally branded merchandise at half of the conventional department store prices or at half of manufacturers suggested retail prices, designer brands at 25% to 50% less than conventional department store prices, and discount/commodity brands at, or below, discount store prices.

    CONSOLIDATION - The consolidated financial statements include the accounts of Richman Gordman 1/2 Price Stores, Inc. and its wholly-owned subsidiary, P.H. of Florida. All material intercompany accounts and transactions have been eliminated in consolidation.

    FISCAL YEAR - Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences.
    Accordingly, results for fiscal year 1995 represent the fifty-three week period ended February 3, 1996, and fiscal years 1994 and 1993 represent the fifty-two week periods ending January 28, 1995 and January 29, 1994, respectively.

    CASH FLOW REPORTING - For purposes of the statement of cash flows, the Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. There were no temporary investments at February 3, 1996, and $5,540,000 and $5,250,000 at January 28, 1995 and at January 29, 1994, respectively.

    MERCHANDISE INVENTORIES - Merchandise inventories are stated at the lower of cost or market, using the last-in, first-out (LIFO) method.

    PROPERTY, BUILDINGS AND EQUIPMENT - Property, buildings and equipment are recorded at cost and are depreciated for financial reporting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are depreciated over their related lease terms or useful life, generally two to 40 years while furniture, fixtures and equipment are depreciated over a period of two to 10 years. Buildings and equipment recorded under capital leases are being amortized using the straight-line method over the shorter of the related lease terms or useful life of the assets, generally two to 32 years.

    DEFERRED FINANCING CHARGES - Deferred financing charges are being amortized using the straight-line method over the term of the related financing agreement.

    PRE-OPENING COSTS - Costs associated with the opening of new stores are expensed during the fiscal year the stores are opened.

    GAIN ON LIFE INSURANCE BENEFITS - Upon the death of the Chairman of the Board in December, 1993, the Company recorded a gain on life insurance benefits reflecting the proceeds of life insurance policies of $879,814 offset by the cash surrender value of $201,738, which was previously recorded as an asset. These proceeds were received during fiscal year 1994. During fiscal year 1994, a claim against those insurance proceeds was filed, resulting in the recording of an expense of $334,977 for the amount that will be refunded by the Company.

    FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, temporary investments and accounts receivable. The Company places its cash and temporary investments in highly rated financial institutions and in very short term investments. Concentration of credit risk with respect to accounts receivable are limited due to the large number of customer balances.

    TEMPORARY INVESTMENTS - Temporary investments, which are included in cash, are carried at cost. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, all of the Company's temporary investment have been classified as trading securities. These temporary investments are generally repurchase agreements and cost approximated fair value at the end of fiscal year 1994. No temporary investments were held at the end of fiscal year 1995.

    EARNINGS PER SHARE - Income (loss) per common share was calculated using weighted average common shares outstanding of 30,000,000 for all years presented. For purposes of the weighted average shares outstanding, the 3,600,000 shares to be issued to certain members of management, of which 1,440,000 have been issued, or to the unsecured creditors during the term of the Plan are considered outstanding for all periods presented.

    ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    ACCOUNTING PRONOUNCEMENTS - In March 1995, the Financial Accounting Standards Board (FASB) issues Statement of Financial Accounting Standards
    (SFAS) 121, "Accounting for the Impairment of Long Lived Assets." SFAS 121 required that long lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment. The Company will adopt SFAS 121 as required in 1996 but does not expect any adjustments to the value of long lived assets.

    In October 1995, FASB issued SFAS 123 "Accounting for Stock Based Compensation." Beginning in 1996, SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of employee compensation expense related to stock compensation based on the fair value of the equity instrument granted. Companies that do not adopt the fair value recognition provisions of SFAS 123 and continue to follow the existing APB Opinion 25 rules to recognize and measure compensation, will be required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the company elected to follow the fair value recognition of SFAS 123. Management has determined that the Company will not adopt the fair value recognition provisions of SFAS 123 so the impact of adopting this statement beginning in 1996 will only be the expanded disclosure requirements.

C.  INVENTORY

    Total inventories would have been higher at February 3, 1996 by $8,615,977 and at January 28, 1995 by $8,245,375, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. During fiscal years 1995, 1994 and 1993 inventory quantities were reduced resulting in a liquidation of certain LIFO layers carried at costs which were lower than the costs of current purchases, the effect of which increased net income by approximately $89,000, $2,000 and $42,000, respectively.

    Included in inventory is $2,371,108 and $148,544 of prepaid inventory at February 3, 1996 and January 28, 1995, respectively.

D.  PROPERTY, BUILDINGS AND EQUIPMENT

    Property, buildings and equipment consist of:

                                           FEBRUARY 3,         JANUARY 28,
                                              1996                1995
Land                                      $  1,406,060       $  1,406,060
Leasehold improvements                      10,084,654         10,070,402
Furniture, fixtures and equipment           15,431,502         13,787,349
Capitalized leases                          20,830,962         20,830,963
                                          ------------       ------------
                                            47,753,178         46,094,774
Less accumulated depreciation              (31,071,323)       (29,318,850)
                                          ------------       ------------
                                          $ 16,681,855       $ 16,775,924
                                          ============       ============

E.  ACCRUED EXPENSES

    Accrued expenses consist of the following:


                                FEBRUARY 3,        JANUARY 28,
                                   1996              1995
Store operating expenses        $2,702,838         $3,080,912
Employee compensation            2,299,639          2,596,125
Interest                           115,523            138,002
                                ----------         ----------
                                $5,118,000         $5,815,039
                                ==========         ==========

F.  FINANCING AGREEMENTS

    Long-term debt consists of:


                                                                        FEBRUARY 3,           JANUARY 28,
                                                                           1996                  1995
Present value of payments to be made to prepetition unsecured creditors discounted at 10% plus the payment of tax benefits realized during the term of the Plan from net operating loss
carryforwards in existence at January 29, 1994                          $5,749,796            $14,761,226
Secured term note; payments of $67,000 monthly plus
interest at 7%, matures August 20, 1997                                  1,230,554              2,036,503
                                                                        ----------            -----------
                                                                         6,980,350             16,797,729
Less current portion                                                     2,779,207              9,034,684
                                                                        ----------            -----------
                                                                        $4,201,143            $ 7,763,045
                                                                        ==========            ===========

    On October 20, 1993, the Company entered into a financing agreement with a financial institution which replaced the debtor-in-possession financing agreement. The financing agreement provides for revolving credit borrowings and letters of credit of up to $25 million. As a result of an amendment to the financing agreement in fiscal 1995, borrowings under this agreement bear interest at a rate which is 1.5% per annum greater than the applicable prime rate and the term of the financing agreement extends to October 1997. The amounts the Company is permitted to borrow under the agreement are determined by a formula based upon the Company's eligible inventory from time to time. Amounts available under this agreement at February 3, 1996 and January 28, 1995 totalled $9,441,000 and $17,897,000, respectively. Such borrowings are secured by substantially all of the current assets of the Company and general intangibles. A non-use fee of .5% per annum is payable monthly on the unused portion of the facility, and a servicing fee is payable quarterly during the term of the agreement. Additional fees are due upon early termination of the agreement. On February 3, 1996 borrowings were $7,690,923 and there were no outstanding borrowings under this agreement at January 28, 1995, and the Company had outstanding letters of credit on February 3, 1996 and January 28, 1995 totaling approximately $378,000 and $816,000, respectively. The maximum amount of revolving credit borrowings during fiscal year 1995, 1994 and 1993 was $19,587,000, $12,275,000 and $0, respectively. The weighted average amount of revolving credit borrowings for fiscal years 1995, 1994 and 1993 was $8,868,000, $4,036,000 and $0, respectively, with related weighted average interest rates of 10.5% and 9.1% in fiscal 1995 and 1994, respectively.

    The current financing agreement contains certain restrictions and covenants, including minimum levels of annual cumulative earnings before interest, taxes, depreciation, amortization and other defined adjustments (EBITDA) and limitations on annual cumulative capital expenditures and additional borrowings. The Company is also restricted from making any dividend payments. During the year ended February 3, 1996, the Company failed to comply with the EBITDA covenants under the financing agreement and the Plan, but appropriate waivers of this covenant have been obtained for the balance of the term of the Plan, which extends through fiscal 1997.

    The secured term note is collateralized by certain Company owned real estate, furniture, fixtures and equipment. The aggregate maturities of the secured term note in each of the next two fiscal years are as follows:
    1996 - $804,000 and 1997 - $426,554.

    During the third quarter of 1993 the Company emerged from Chapter 11 pursuant to a confirmed Plan of Reorganization (the "Plan"). The present value of amounts estimated to be paid to the unsecured creditors over the Plan's term were accrued at that time based on projections of income and cash flows over the same period. In the fourth quarter of 1995, after giving effect to actual operating results under the Plan and revised projected earnings for the balance of the term of the Plan, the Company reduced the estimated remaining liability for payments to unsecured creditors, which resulted in recording an extraordinary gain of $6,550,230. The ultimate amount that will be paid to the unsecured creditors will depend on the actual operating results and cash flows throughout the entire term of the Plan. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the ultimate payments to the unsecured creditors could be revised in the near term. Future estimated payments to unsecured creditors recorded at their present value are as follows:



          DESCRIPTION OF PAYMENTS                                    FISCAL YEAR
                                                   -----------------------------------------------
                                                      1996              1997              TOTAL
Annual minimum payments                            $1,939,000        $1,828,000         $3,767,000
Less amount representing interest                    (183,793)         (330,119)          (513,912)
                                                   ----------        ----------         ----------
Present value of payments                          $1,755,207        $1,497,881          3,253,088
                                                   ==========        ==========
Benefit of net operating loss carry forward                                              2,343,797
Undistributed payments to unsecured
  creditors                                                                                152,911
                                                                                        ----------
Total expected payments                                                                  5,749,796
Less current portion                                                                     1,975,207
                                                                                        ----------
Long-term portion                                                                       $3,774,589
                                                                                        ==========

G.  REORGANIZATIONS ITEMS

    The net expense occurring as a result of the Company's Chapter 11 filing and subsequent reorganization efforts has been separated from ordinary operations in the consolidated statements of operations. Components of reorganization items for the year ended January 29, 1994 are as follows:



Professional fees                                                                        $1,567,274
Loss on leasehold improvements written off and sale of furniture and fixtures
   on closed stores                                                                         126,001
Other                                                                                        12,185
                                                                                         ----------
                                                                                         $1,705,460
                                                                                         ==========

H.  LEASES

    The Company has entered into numerous long-term lease agreements classified as both capital and operating leases. These leases relate to retail store locations, additions to the distribution center, corporate headquarters, and furniture, fixtures and equipment. The leases expire on various dates through the year 2016 with most of the leases containing renewal options. Certain retail store leases contain provisions for additional rent based on varying percentages of sales.

    Total rental expense related to all operating leases (including those with terms less than one year) is as follows:

                                                                 YEARS ENDED
                                         -------------------------------------------------------------
                                         FEBRUARY 3,                JANUARY 28,             JANUARY 29,
                                            1996                       1995                    1994

Minimum rentals                          $8,583,986                 $6,796,469              $6,472,244
Contingent rentals                           18,201                    100,326                  27,367
                                         ----------                 ----------              ----------
                                         $8,602,187                 $6,896,795              $6,499,611
                                         ==========                 ==========              ==========



    Following is a summary of capitalized leased assets included in property, buildings and equipment:


                                                      FEBRUARY 3,                JANUARY 28,
                                                          1996                       1995
Buildings and improvements                          $  20,579,512              $ 20,579,513
Furniture, fixtures and equipment                         251,450                   251,450
                                                    -------------              ------------
                                                       20,830,962                20,830,963
Less accumulated depreciation                         (14,478,000)              (13,466,452)
                                                    -------------              ------------
                                                    $   6,352,962              $  7,364,511
                                                    =============              ============

    Future minimum lease payments under capitalized and operating leases with rental terms of more than one year as of February 3, 1996, are as follows:

FISCAL YEAR                                                     CAPITAL             OPERATING
1996                                                        $  2,710,186           $10,032,170
1997                                                           2,659,502             8,861,980
1998                                                           2,384,027             7,685,902
1999                                                           2,017,708             6,876,597
2000                                                           1,965,814             6,354,363
After 2000                                                    10,519,137            37,101,587
                                                             -----------           -----------
Total minimum lease payments                                  22,256,374           $76,912,599
                                                                                   ===========
Less estimated executory costs                                  (425,253)
                                                             -----------
Net minimum lease payments under capitalized leases           21,831,121
Less amount representing interest                            (10,006,974)
                                                            ------------
Present value of net minimum lease payments                   11,824,147
Less current portion                                          (1,229,819)
                                                            ------------
Long-term obligation                                        $ 10,594,328
                                                            ============

I.  INCOME TAXES

    The differences between the Federal statutory tax rate and the Company's effective tax rate on income (loss) before extraordinary item are as follows:


                                                                    YEARS ENDED
                                                  FEBRUARY 3,       JANUARY 28,       JANUARY 29,
                                                     1996              1995              1994
Statutory rate                                       34.0 %            34.0 %            34.0 %
Reversal of temporary differences for which
  no benefit was previously recorded                (34.0)            (34.0)            (34.0)
                                                    -----             -----             -----
                                                       -                 -                 -
                                                    =====             =====             =====

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax position as of February 3, 1996 and January 28, 1995 are as follows:



                                                     FEBRUARY 3,     JANUARY 28,
                                                         1996            1995
Accruals and other reserves                        $    346,801    $    528,131
Rejected leases                                          28,575         353,829
Capitalized inventory costs                             641,812         649,451
Fixed assets                                            162,032         369,708
Capital leases                                        1,899,487       1,969,945
Net operating loss and tax credit carryforwards       5,553,317       5,604,222
Valuation reserve                                    (8,632,024)     (9,475,286)
                                                     ----------     -----------
Net deferred asset                                 $          -     $         -
                                                    ===========     ===========

    On February 3, 1996 the Company has net operating loss carryforwards of approximately $15,053,471 which expire through 2010. The valuation reserve provided will be recorded as a reduction in income tax expense in future periods if realization of the future deductions becomes more likely than not. Under the Plan, the tax benefits associated with net operating loss carryforwards and other tax credit carryforwards as of January 29, 1994 which are realized during the term of the Plan are to be paid to the unsecured creditors. An estimate of these tax benefits to be paid has been accrued as of February 3, 1996 (see Note F).

    For federal income tax purposes, the gain on the debt forgiveness was nontaxable pursuant to the stock for debt exception of IRC Section 108.
    The Company applied for and received a favorable letter ruling from the Internal Revenue Service with respect to this treatment. As a result, the gain on debt forgiveness for the years ended February 3, 1996 and January 29, 1994 does not require the netting of income tax expense associated with the gain.

J.   RELATED PARTY TRANSACTIONS

    The Company currently leases five of its retail store locations, its corporate headquarters and two additions to its distribution center from organizations owned in whole or in part by certain stockholders of the Company. During fiscal years 1995, 1994 and 1993 the Company paid $2,915,243, $2,919,926 and $2,887,912, respectively, to these related organizations under the terms of the leases.

K.   EMPLOYMENT BENEFITS AND CONTRACTS

    The Company offers a 401(k) thrift savings plan that allows employees to defer a percentage of their income by making pretax contributions to the savings plan. Matching contributions made by the Company are determined by the Board of Directors in accordance with plan provisions. During fiscal years 1995, 1994 and 1993, no contributions were made to the plan.

    The Company has employment agreements with two key executive officers which expire in October 1998 and January 1999. In addition to a base salary, the agreements provide for cash and stock bonuses to be paid if certain operating goals are achieved.

    As part of the Plan of Reorganization, the Company entered into a non-compete agreement with a former President (who is currently a member of the Board of Directors) requiring the Company to pay him $125,000 annually through October, 1998.

L.   STOCKHOLDERS' EQUITY

    Under the approved Plan, all shares of existing common stock and existing preferred stock were canceled in fiscal year 1993. The Company filed a restated certificate of incorporation which authorized the issuance of 30,000,000 shares of $.01 par value common stock. Under the Plan, the Company issued 10,200,000 new shares to the unsecured creditors and 16,200,000 new shares to the former preferred shareholder. The former common shareholders' interests in the Company were canceled and they received no distribution under the Plan.

    During fiscal year 1994 and in order to clarify for the marketplace the purchase option for common stock issued to unsecured creditors under the Plan, the Company's Board of Directors designated the Company's common stock into two series. The Series A common stock consists of the 17,640,000 shares of the Company's common stock that are not subject to the option to repurchase (issued only to pre-reorganization shareholders and management). The Series B option common stock (issued to unsecured creditors) consists of the 10,200,000 shares that are subject to the option to repurchase, which is discussed in the second succeeding paragraph that follows.

    Employment agreements with certain members of management include a provision that would allow them to receive over the five year term of the Plan up to 3,600,000 new Series A shares if certain cash flow goals are achieved. Any new shares reserved for these management members that are not earned under the Plan will be distributed pro rata to the unsecured creditors in 1998. As of February 3, 1996, 1,440,000 shares of Series A had been issued under this incentive plan. Also included in the financial statements was an accrual of approximately $47,520 for the expected issuance of 540,000 additional shares to certain members of management relating to fiscal year 1995.

    Should the Company fulfill its minimum obligation to the unsecured creditors under the Plan, the Company and the former preferred shareholder's designee has the option to purchase all or a portion of the Series B option common stock, issued to unsecured creditors, at fair value of the stock on February 2, 1998, less the amount of any excess cash that has been paid to the unsecured creditors during the term of the Plan. As of February 3, 1996 there is no excess cash paid to the unsecured creditors. During fiscal 1995, previous excess cash payments totalling $3,277,224 were used to fulfill the Company's minimum obligation to the unsecured creditors.

M.   QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial information for fiscal 1995 and 1994 is as follows (in thousands, except per share amounts):



                                                                     QUARTER
                                     -----------------------------------------------------------------------------
FISCAL 1995                          FIRST            SECOND          THIRD          FOURTH              TOTAL
Net sales                             $38,359          $47,723         $52,731        $67,707             $206,520
Gross profit                          $13,184          $16,469         $17,503        $20,449              $67,605
Income (loss) from operations        $(1,918)           $(429)          $(665)         $1,012             $(2,000)
Income (loss) before
extraordinary item                   $(2,875)         $(1,461)        $(1,700)           $261             $(5,775)
Net income (loss)                    $(2,875)         $(1,461)        $(1,700)         $6,811                 $775
Net income (loss) per common
share:
Net income (loss) before
extraordinary item                    $(0.10)          $(0.05)         $(0.06)          $0.01              $(0.19)
Net income (loss) per
common share                          $(0.10)          $(0.05)         $(0.06)          $0.23                $0.03

    Fourth quarter fiscal 1995 income was negatively impacted by an accrual of inventory markdowns of approximately $1,764,000 related to slow moving merchandise. In addition, during the fourth quarter of fiscal 1995 the Company recorded an extraordinary benefit for a change in estimate of the liability due to the creditors of $6,550,230.



                                                                     QUARTER
                                     -----------------------------------------------------------------------------
FISCAL 1994                          FIRST            SECOND          THIRD          FOURTH              TOTAL
Net sales                             $33,752          $44,022         $52,740        $60,634             $191,148
Gross profit                          $11,184          $15,731         $18,561        $22,643              $68,119
Income (loss) from operations        $(1,936)             $620          $1,606         $5,060               $5,350
Net income (loss)                    $(2,797)           $(508)            $581         $4,143               $1,419
Net income (loss) per common          $(0.09)          $(0.02)           $0.02          $0.14                $0.05
share                                 $(0.09)          $(0.02)           $0.02          $0.14                $0.05

Fourth quarter fiscal 1994 income was favorably impacted by a credit in the LIFO provision of approximately $440,000 resulting from adjusting the estimated LIFO provision recorded during the year to the actual provision based on the year end calculation.

INDEPENDENT AUDITORS' REPORT ON SCHEDULES

Board of Directors
Richman Gordman 1/2 Price Stores, Inc.


We have audited the financial statements of Richman Gordman 1/2 Price Stores, Inc. as of February 3, 1996 and January 28, 1995, and for each of the three years in the period ended February 3, 1996, and have issued our report thereon dated April 12, 1996; such financial statements and report are included in Item 8 of this Form 10-K. Our audits also included the financial statement schedule of Richman Gordman 1/2 Price Stores, Inc., listed in Item 14 (a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Omaha, Nebraska
April 12, 1996

                                                                   SCHEDULE II


RICHMAN GORDMAN 1/2 PRICE STORES, INC.
VALUATION AND QUALIFYING ACCOUNTS
- - ---------------------------------------------------------------------------------------------------------
                                                              ADDITIONS
                                                BALANCE      CHARGED TO                        BALANCE
                                              AT BEGINNING   COSTS AND                          AT END
             DESCRIPTION                       OF PERIOD    EXPENSES (1)    DEDUCTIONS (2)    OF PERIOD

Allowance deducted from asset to which
it applies:
  Allowance for doubtful accounts:
   Year ended February 3, 1996                 $370,463      $688,530        $(666,045)        $392,948
   Year ended January 28, 1995                 $741,816      $212,875        $(584,228)        $370,463
   Year ended January 29, 1994                 $953,531      $ 86,480        $(298,195)        $741,816




(1) Additions charged to expense is net of recoveries of amounts previously written off.

(2) The deduction in this column are amounts written off against the respective reserve.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    There are no items to report.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

                                   MANAGEMENT

                                   Directors

    Three members of the Gordman family are Directors of the Company: Jerome P. Gordman, Nelson T. Gordman, and Jeffrey J. Gordman. Nelson and Jerome Gordman are brothers; Jerome Gordman is the father of Jeffrey Gordman. Jeffrey Gordman is also Vice President, Planning and Allocation. The table below sets forth the name, age and position of the Company's Directors as well as the means of designation pursuant to the Plan:

    Name                    Age             Position
    ----                    ---             --------
Paul M. Bass, Jr.(2)(6)      60          Chairman of the
                                         Board of
                                         Directors

Dennis E. Reaves(2)(4)       53          Director, Vice
                                         Chairman of the Board, President, and
                                         Chief Executive Officer

Paul M. Buxbaum(1)(6)        41          Director

Jeffrey J. Gordman(1)(5)     32          Director and
                                         Vice President,
                                         Planning and
                                         Allocation

Jerome P. Gordman(1)(5)      57          Director

Nelson T. Gordman(3)(5)      56          Director

Thomas J. Noonan, Jr.        56          Director
(2)(3)(6)

Philip Scheipe(1)(3)(6)      58          Director

(1) Member of the Compensation Committee.
(2) Member of the Executive Committee.
(3) Member of the Audit Committee.
(4) Designated as a member of the Board by the Plan as CEO.
(5) Designated as a member of the Board by the Gordman Trustee.
(6) Designated as a member of the Board by the Creditors' Committee.


    All Directors were appointed on the Effective Date. The Directors will serve during the term of the Plan which commenced on the Effective Date of the Plan and will end on the later of September 15, 1998, or payment in full of amounts due under the Plan. Accordingly, shareholders will not be able to vote on the election of Directors until expiration of the term of the Plan.

    In the event of the death, resignation, or incapacity of any of the initial Directors, a successor Director will be chosen as follows:

    * Successor Directors to Directors selected by the Creditors' Committee will be chosen by the remaining Directors selected by the Creditors' Committee and any successor Directors to Directors selected by the Creditors' Committee.

    * Successor Directors to the Directors selected by Mr. Dennis Reaves or his successor will be chosen by Dennis Reaves, his successor or any successor thereto.

    * Successor Directors to the Directors chosen by Dan Gordman will be selected by the the Gordman Trustee.

    Within forty-five days after the expiration of the term of the Plan, the then-Chairman of the Board of Directors shall call a special meeting to provide for the election of new members of the Board of Directors. Shareholders will not have cumulative voting rights with respect to the election of Directors.

                                    Officers

    The table below sets forth the name, age and position of the Company's executive officers:

      Name               Age             Position
      ----               ---             --------
  Dennis E. Reaves        53    Director, Vice Chairman of the Board, President
                                 and Chief Executive Officer

  Jeffrey J. Gordman      32    Director and Vice President, Planning and
                                Allocation

  Roger R. Faust          53    Senior Vice President, Secretary, Treasurer and
                                  Chief Financial Officer

  James H. Cooke          47    Executive Vice President and Chief Operating
                                Officer

  Norman J. Farrington    48    Vice President, Management Information Services

  Stanley B. Latacha      45    Vice President, Marketing and
                                Sales Promotion

  David L. Potter         45    Vice President, Merchandising and General
                                Merchandise Manager for the Mens, Childrens
                                and Hardlines Divisions

  John Simkins            48    Vice President, Distribution

  Edward D. Williamson    41    Vice President, Human
                                Resources

  Donald L. DeGraeve      53    Vice President, Merchandising and General
                                Merchandise Manager for the Shoes, Womens
                                Accessories, Misses, Juniors and Intimate
                                Apparel Divisions

                     Biographies of Directors and Officers

Directors

    Mr. Paul M. Bass, Jr. is the Chairman of the Board of Directors. From 1988 to the present, he has been Vice Chairman of First Southwest Company, a Dallas-based regional investment banking firm. Mr. Bass specializes in corporate finance, investment management and public finance. Mr. Bass is also presently a Director and Chairman of the Audit Committee of First Nationwide Bank F.S.B., a Director of Keystone Consolidated Industries (also Chairman of Audit Committee), a Director of Source Services, Inc. and is a Director and Chairman of the Board of MACC Private Equities Inc., a business development company making venture capital investments. Mr. Bass holds a B.B.A. in Finance from Southern Methodist University.

    Mr. Paul M. Buxbaum is a Director of the Company. From 1973 to 1978, Mr. Buxbaum was a field representative for liquidators of retail discount specialty and department stores. In 1978 he opened a chain of mass merchandising off-price retail men's clothing stores in greater Los Angeles and in 1982 he sold the eight stores which were doing in excess of $8 million dollars in annual sales. Mr. Buxbaum is the Executive Vice President and Secretary Treasurer of Buxbaum, Ginsberg & Associates, a national merchandising firm organized in 1983 as a consulting firm which emphasizes restructuring needs and recovery services to companies on a nationwide basis. Mr. Buxbaum is also an Executive Vice President of BGA Consulting which provides loan evaluations for major banks, financial institutions and insurance companies. Mr. Buxbaum is a Director of Herbalife International and chairs the following committees: Stock Options, Directors Nominating, Compensation, Finance and Audit. He is also a Director and Chairman of the Board of Ames Department Stores, Inc. of Rockyhill, Connecticut and serves on the Compensation and Finance/Audit committees. Mr. Buxbaum attended California State University in Northridge where he studied business and finance.

    Mr. Jeffrey J. Gordman is a Director and Vice President of Planning and Allocation for the Company. He joined the Company in 1990 after working as a mergers and acquisitions analyst for Shearson Lehman Brothers, a New York-based investment banking firm. At the Company, Mr. Gordman has held positions in merchandising, store operations and MIS. He is currently responsible for the planning and allocation function, the two-fold purpose of which is to produce detailed financial plans within which merchandise is procured, and to generate tailored merchandise distributions based on individual store characteristics. Mr. Gordman holds a B.S. in Economics from the Wharton School, University of Pennsylvania and an M.B.A. from the Massachusetts Institute of Technology.

    Mr. Jerome P. Gordman, Director, has 32 years of department store and specialty store experience. He joined Richman Gordman in 1962 after active duty with the Army as a lieutenant. He helped develop the Company into a five-state retailer during his 23 years with Richman Gordman. He rose to Chief Operating Officer of Richman Gordman Department Stores and Executive Vice President of Richman Gordman Stores. In 1984, Mr. Gordman joined Kalico's, Inc., a specialty store, as its President. Mr. Gordman graduated from the Wharton School at the University of Pennsylvania with a B.S. in Economics.

    Mr. Nelson T. Gordman, a Director of the Company, is currently involved in real estate development and management. He was previously President and COO of Richman Gordman Department Stores and of Richman Gordman Stores, the parent company of both Richman Gordman Department Stores and 1/2 Price Stores. Mr. Gordman joined the Company in 1962 after completing studies at the University of Pennsylvania's Wharton School and, in various capacities, participated in and directed Richman Gordman's growth to 30 stores, five states and $250 million in annual sales volume.

    Mr. Thomas J. Noonan, Jr. is a Director of the Company. Mr. Noonan's principal business experience over the past approximately ten years has been managing and advising troubled and underperforming businesses. In this regard he is presently an Executive Vice-President and Chief Financial Officer of Herman's Sporting Goods, Inc., a specialty sporting goods retailer which filed for protection under the United States Bankruptcy Code while Mr. Noonan was an executive officer. Previously, he had served as a Managing Director of Taggart/Fasola Group, a manager of troubled and underperforming businesses, and as a Director and Executive Vice President of Intrenet, Inc., which filed for protection under the United States Bankruptcy Code while Mr. Noonan was an executive officer. Previously, Mr. Noonan served as Vice President-Finance for Pilot Freight Carriers, Inc., Senior Vice President-Finance for Purolator Courier Corporation, and a number of line and financial positions with Airco, Inc. Mr. Noonan holds a B.S. degree from Fordham University and an M.B.A. from St. John's University.

    Mr. Dennis E. Reaves is a Director, Vice-Chairman, President and Chief Executive Officer of the Company. With over twenty-six years of department store, specialty store, and off-price retailing experience (including 15 years with Federated Department Stores), Mr. Reaves has held leadership positions in virtually every discipline of retail. He has extensive merchandising background in both softlines and hardlines, as well as stores and operations. Mr. Reaves joined 1/2 Price Stores in 1990 as President and in 1992 was subsequently appointed President and Chief Operating Officer for Richman Gordman Department Stores. In early 1993, he assumed the position of President and Chief Operating Officer for the Companies. Prior to joining Richman Gordman, from 1989 to 1990, Mr. Reaves was Executive Vice President of Bee Gee Shoes, a division of Elder Beerman and from 1987 to 1989 Executive Vice President of Meis Department Stores. Mr. Reaves graduated from the University of Texas with a B.B.A. degree in Marketing.

    Mr. Philip Scheipe is a Director of the Company. Mr. Scheipe has over 30 years experience in the apparel and retail fields. Prior to retiring in 1994, for the last fifteen years he was employed by Levi Strauss & Co. in the positions of General Manager of DAE Financial Services and Vice President of the Elesco Factors Division. Mr. Scheipe has broad experience in financial disciplines and business reorganizations. He graduated from Pennsylvania State University and is presently active as a consultant.

Officers

    Mr. James H. Cooke is the Executive Vice President and Chief Operating Officer of the Company. He joined the Company in 1987 after a sixteen year career with an Ohio-based discount chain. While with that company, he served in a variety of operational positions. Prior to that time, Mr. Cooke served in the United States Air Force. He is a graduate of Ohio University. As Executive Vice President and Chief Operating Officer, Mr. Cooke directs all store activities and provides supervision for the Distribution Center.

    Mr. Donald L. DeGraeve is the Vice President of Merchandising and General Merchandise Manager for the Shoes, Womens Accessories, Misses, Juniors and Intimate Apparel Divisions of the Company. Prior to joining the 1/2 Price Stores in 1995, Mr. DeGraeve was the Executive Vice President of Merchandising and Marketing for Elder Beerman Stores, Inc. From 1983 to 1990 Mr. DeGraeve was the General Merchandise Manager for Home, Mens and Childrens for the H.C. Prange Company. He has also had a variety of merchandising positions with Federated Department Stores, J.L. Brandeis Company, L.S. Ayres Company and Mercantile Stores Company, Inc. Mr. DeGraeve graduated from Kansas State University with a Bachelor of Science in Business.

    Mr. Norman J. Farrington is the Vice President of Management Information Services for the Company. He received a B.S. and a M.S. in Computer Science from Iowa State University. For a period of nine years, he owned and operated a successful computer consulting business. Prior to joining the Company in 1984, Mr. Farrington was on the faculty at Iowa State University teaching computer science. He has earned the professional designations of Certified Data Processor and Certified Systems Professional. Mr. Farrington is responsible for the development and information strategy and support systems.

    Mr. Roger R. Faust is the Senior Vice President, Secretary, Treasurer and Chief Financial Officer of the Company. He graduated from Loyola University with a B.B.A. in accounting and from the University of Chicago with an M.B.A. in General Business. Prior to joining the Company, Mr. Faust held numerous financial management positions of increasing responsibility in the retail industry during a fifteen year period. Mr. Faust joined the Company in 1984 and became responsible for the direction and supervision of the Financial Division.

    Mr. Stanley B. Latacha is the Vice President of Marketing for the Company. He has over twenty years of retail marketing and advertising experience. His diverse marketing background includes off-price, discount, department store and specialty chain store retailers. He held advertising positions at the agencies of Young & Rubicam, Ogilvy & Mather, Foot, Cone & Belding, and DDB Needham, where he worked with a variety of national clients and retailers. Mr. Latacha graduated from Roosevelt University with a B.S.B.A. in Marketing.

    Mr. David L. Potter is the Vice President of Merchandising and General Merchandise Manager for the Mens, Childrens and Hardlines Divisions of the Company. Prior to joining the Company in 1992, Mr. Potter was with Prange Way Discount Stores as Vice President and Prange's Department Stores as Divisional Manager. Mr. Potter gained valuable experience working for Brandeis Department Stores for over seventeen years, working his way from Sales Associate to Division Merchandise Manager. Mr. Potter graduated from the University of Nebraska at Omaha with a Bachelor of Science in Business Administration.

    Mr. John Simkins is the Vice President of Distribution for the Company. Prior to joining the Company in July of 1993, he was director of operations for Madigans in Chicago for two years. Before then, he was Vice President of Distribution Operations for Carson Pirie Scott, also in Chicago; with distribution responsibility for 35 stores, a staff of about 700 and an annual budget of approximately $15 million. For eleven years prior to Carson's, Mr. Simkins held increasingly responsible positions in operations and distribution with the Bon Marche Corporation of Seattle. Mr. Simkins holds a degree from Olympic College in Bremerton, Washington.

    Mr. Edward D. Williamson is the Vice President of Human Resources for the Company and is responsible for the human resources policy, training, benefits and compensation. Prior to joining the Company in October of 1989, he originated and directed the human resources department of Grisanti's, a restaurant chain, during the company's national expansion phase. Mr. Williamson received a B.G.S. degree in general administration from the University of Nebraska at Omaha, and currently holds the certification of Senior Professional in Human Resources (SPHR).

                                   Committees

    The Board of Directors has three standing committees: the Executive Committee, the Compensation Committee and the Audit Committee.

The Executive Committee

    Mr. Bass, Mr. Noonan and Mr. Reaves are members of the Executive Committee. The Executive Committee is intended generally to function on behalf of the Board of Directors when the Board cannot be convened. The Executive Committee will not act independently of the Board on significant matters impacting the Company.

The Compensation Committee

    Mr. Buxbaum, Mr. Jeffrey Gordman, Mr. Jerome Gordman and Mr. Scheipe are members of the Compensation Committee. The compensation of the Company's two senior executive officers was established by the Plan prior to the Effective Date and the seating of the present Board of Directors and Compensation Committee. The primary functions of the Compensation Committee are considering issues that are raised under the employment agreements with the Company's two senior officers, including amendments to the employment agreements, and monitoring employment agreements with vice presidents, including considering changes to base salary and contract extensions, monitoring the bonus program for vice presidents and establishing compensation for additional officers that may be hired in the future.

          Compensation Committee Interlocks and Insider Participation

    Of the three members of the Compensation Committee, Mr. Jeffrey Gordman and Mr. Jerome Gordman are a present and former employee of the Company, respectively, and are each beneficial owners of more than 5% of the Common Stock. Mr. Jeffrey Gordman is the Company's Vice President of Planning and Allocation. Mr. Jerome Gordman was an employee of the Company for 23 years, ending in 1984.

The Audit Committee

    Mr. Noonan, Mr. Scheipe and Mr. Nelson Gordman are members of the Audit Committee. The Audit Committee is responsible for recommending selection of the independent auditors of the Company and reviewing audit results. The Committee has the authority to engage and retain its own professionals.

                     SECTION 16(a) REPORTING DELINQUENCIES

    Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and holders of 10% or more of the outstanding shares of the Company's Common Stock (together, the "Reporting Persons") to file reports on Forms 3, 4 and 5 regarding their transactions in the Company's Common Stock. Based solely upon its review of the Company's records, copies of such Forms sent to the Company and/or written statements from Reporting Persons, the Company believes that all Reporting Persons have timely filed all forms required to be filed during Fiscal Year 1995 pursuant to Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

                           Employment Agreements with
                     Mr. Dennis Reaves and Mr. Roger Faust

    Mr. Dennis Reaves and Mr. Roger Faust are each party to an employment agreement with the Company. The following describes the terms and conditions of these two employment agreements.

         Base Salary. Mr. Reaves' employment agreement provides for an annual base salary of $400,000. Mr. Faust's employment agreement provides for an annual base salary, subject to annual adjustment, with a minimum increase equal to the increase, if any, in the Bureau of Labor Statistics Consumer Price Index (Urban Consumers-All City Average). Mr. Faust's base salary for Fiscal Year 1995 was $211,150 and is $216,430 for Fiscal Year 1996.

         Term of Agreement and Severance. Mr. Reaves' employment agreement has a term extending through January 30, 1999. Mr. Faust's employment agreement has a three year duration, subject to annual extension, with severance payment to be the greater of one year's base salary or the remaining balance of the contract term. Mr. Faust's employment agreement has been extended by the Board through October 20, 1998.

         Management Stock. Mr. Reaves and Mr. Faust will receive Series A Common Stock as part of their compensation. The employment agreements provide that Messrs. Reaves and Faust may receive 9% and 3% on a fully diluted basis, respectively, of the Common Stock issued by the Company over five years in equal annual installments beginning in Fiscal Year 1994, subject to the following conditions: (1) 75% of the annual installment of such stock shall vest if Cumulative Minimum Payment is made; and (2) the remaining 25% of the annual installment of such stock shall vest if the Cumulative Adjusted Plan Cash Flow is achieved. Any missed installments may be earned in subsequent years if the appropriate cumulative test has been met at that time. Any Common Stock reserved for Messrs. Reaves and Faust that is not earned within 90 days after January 31, 1998, will be distributed pro rata to Creditors as provided by the Plan. Any unvested Common Stock of Mr. Faust or Mr. Reaves, respectively, will automatically be earned if (i) more than 50% of the Common Stock is sold or transferred or (ii) his employment is terminated by the Company without cause.

         Cash Bonus Compensation. Mr. Reaves' employment agreement provided for a cash bonus, net of taxes, of $500,000 paid in October, 1995. If Mr. Reaves voluntarily terminates his employment prior to the expiration of his contract's term, a pro rata portion of the bonus must be repaid. Mr. Faust's employment agreement provides for cash bonus payments in each year upon the following terms: (1) 20% of base salary if the Cumulative Minimum Payment is met;
    (2) an additional 20% of base salary if Cumulative Adjusted Plan Cash Balance is met; (3) any missed bonus will be earned and payable within 90 days after the end of any Fiscal Year in which the respective cumulative test has been satisfied by such date; (4) the Company shall pay 5% of its 50% share of Excess Cash Balance to Mr. Faust; and (5) the bonuses referred to in this sentence will not be earned in any year in which the Company's cumulative EBITDA is less than the following EBITDA requirements (the "EBITDA Requirements"):

         FISCAL YEAR           MINIMUM CUMULATIVE EBITDA
         -----------           -------------------------
            1993                     $ 4,562,000
            1994                       9,974,000
            1995                      16,577,000
            1996                      23,596,000
            1997                      31,468,000

         Executive Benefits.  The employment agreements further require
     (1) current executive benefits, including short term disability insurance and a benefits allowance; (2) payment by the Company of membership dues in Prairie Life Club; (3) four weeks vacation annually; and (4) contribution by the Company to 401(k) plans on terms applicable to other participants. The Company did not make contributions to the 401(k) plan in Fiscal Year 1995. For Fiscal Year 1996, the Company has authorized matching contributions equal to 25% of each employee's contribution, but not in excess of 4% of the employee's compensation.

         Tax Bonus. A cash bonus will be paid to Mr. Reaves and Mr. Faust for purposes of paying income tax on the stock bonuses received by them. Such tax bonus will not exceed the tax savings attributable to the deduction available to the Company in connection with such transaction.

    Bonus Plan and Employment Agreements for Vice Presidents

    All vice presidents are parties to three-year employment agreements, including specific base salary levels for each of the three years. The employment agreements include provision for severance payments of the greater of six months' base salary or base salary through the end of the Fiscal Year of termination. The agreements also provide for a review and possible extension on the second anniversary date of each agreement.

    The Company has a bonus program available to vice presidents selected by the President of the Company. Since the inception of this plan, all vice presidents have been included in the bonus program. The bonus plan contains the following provisions:

    * Each vice president selected by the President shall receive a bonus of 20% of such person's base salary for each year that the Company's cumulative EBITDA is equal to or greater than the Company's EBITDA covenants.

    * Each selected vice president will participate in a cash bonus pool into which will be paid on an annual basis 20% of the cumulative excess, if any, of the Company's cumulative EBITDA over the amounts contained in the projections attached to the Plan. The cash bonus pool will be divided based upon 500 "points", with each eligible vice president to receive one "point" for each $2,000 of base salary.

    The vice presidents also participate in benefits applicable to other full-time employees, including a 401(k) Plan. The Company did not make contributions to the 401(k) plan in Fiscal Year 1995. For Fiscal Year 1996, the Company has authorized matching contributions equal to 25% of each employee's contribution, but not in excess of 4% of the employee's compensation.

                            Covenant Not to Compete

    Pursuant to the Plan, Mr. Nelson Gordman, a Director, has executed a covenant not to compete anywhere in the United States with the Company in exchange for payments of $125,000 per annum through October 1998.

                                   Directors

    The Chairman of the Company's Board of Directors receives an annual fee of $25,000, and all other Directors receive an annual fee of $20,000. Each Director also receives $1,500 per board meeting attended. Directors attending board meetings by telephone receive $750 per meeting. Members of committees receive $1,000 per committee meeting attended. Committee members attending committee meetings by telephone receive $500 per meeting. Directors who are also officers or employees of the Company do not receive Directors fees. Such Directors, however, are reimbursed for expenses related to meeting attendance. The Board of Directors has adopted a policy requiring members to attend at least 75% of all meetings each year in order to receive compensation as a Director.

Officers Compensation

    The following table summarizes the compensation of the Chief Executive Officer and the four additional most highly compensated officers during the Fiscal Years 1993, 1994 and 1995.


                                 Annual Compensation                        Long-Term
      Name                       -------------------       Other Annual    Compensation      All Other
  And Position(1)       Year(2)   Salary        Bonus      Compensation(3)   Payouts(4)    Compensation(5)
  -------------         -----     ------        -----      -------------   ------------    -------------
A. D. Gordman(6)        1993      $137,500         -0-          $19,693          -0-              -0-
Director, Chief         1994        -0-            -0-            -0-            -0-              -0-
Executive               1995        -0-            -0-            -0-            -0-              -0-
Officer

Roger Faust             1993      $200,000         -0-           $4,733        $23,711            -0-
Sr. V.P., Sec.,         1994      $205,800      $224,151(7)      $4,464          -0-              -0-
Treas., and Chief       1995      $211,150      $195,125(7)      $3,748          -0-              -0-
Financial Officer

Dennis Reaves(9)        1993      $250,000       $ -0-           $4,098         $6,814            -0-
Director, Pres., and    1994      $257,250      $387,992(8)      $3,688          -0-              -0-
Chief Executive         1995      $322,596    $1,336,254(8)      $3,105          -0-              -0-
Officer

David Potter            1993      $113,846       $34,243         $3,438          -0-              -0-
V.P. of Merchandising   1994      $127,115       $23,000         $3,100          -0-              -0-
                        1995      $150,000       $25,000         $3,066          -0-              -0-

James Cooke             1993      $130,000       $ -0-           $4,469         $5,427            -0-
V.P., Operations        1994      $145,000       $26,000         $4,263          -0-              -0-
                        1995      $160,000       $29,000         $4,641          -0-              -0-

Stanley Latacha         1993      $125,000         -0-           $3,301          -0-              -0-
V.P. of Marketing       1994      $130,000       $25,000         $2,886          -0-              -0-
                        1995      $140,000       $26,000         $3,027          -0-              -0-



(1) The current position with the Company is given. During the years listed the named persons held various positions with Richman Gordman Stores, Richman Gordman Department Stores and 1/2 Price Stores.

(2) Represents Fiscal Years commencing in January or February of the stated year.

(3) "Other Annual Compensation" is primarily in the form of other cash benefits, life insurance, reimbursement of health and dental insurance, health club memberships, value of company-paid automobiles, etc.

(4) For Fiscal Year 1993, represents cash payment of one-half of management's claim under a deferred compensation plan which was terminated by the Plan.

(5) "All Other Compensation" represents 401(k) matching contributions made by the Company.

(6) Mr. Dan Gordman died on December 22, 1993.

(7) For Fiscal Year 1995, includes cash, stock and tax bonuses of $123,132, $51,372 and $20,621, respectively. For Fiscal Year 1994, includes cash, stock, and tax bonuses of $152,230, $51,372, and $20,549, respectively.

(8) For Fiscal Year 1995, includes cash, stock and tax bonuses of $1,120,274, $154,116 and $61,864, respectively. For Fiscal Year 1994, includes cash, stock, and tax bonuses of $172,230, $154,116, and $61,646, respectively.

(9) The increase in the 1995 bonus compensation represents a bonus to Mr. Reaves under an employment agreement dated October 1, 1995. The employment agreement provided for a cash bonus, net of taxes, in the amount of $500,000, covering a period of 40 months. Under the terms of the employment agreement, termination of Mr. Reaves' employment may require Mr. Reaves to repay the unamortized portion of the bonus.


Item 12. Security Ownership of Certain
    Beneficial Owners and Management.

    The table below represents shares of Common Stock held by management. Additionally, the table includes those Creditors who, as of April 15, 1996, had been issued and hold shares of Common Stock in an amount that is equal to or greater than 5% of the Common Stock on a fully diluted basis.




            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

      Name,                                       Percentage
      Title,                                        of Total
     Address                Number                Authorized(1)
     -------                ------                -----------
R.G. Stock Trust          16,200,000(2)               54.0%
Jeffrey J. Gordman,
  Trustee
Richman Gordman 1/2
  Price Stores, Inc.
12100 West Center Road
Omaha, NE  68144

Jeffrey J. Gordman        16,200,000(3)               54.0%
Richman Gordman 1/2
  Price Stores, Inc.
12100 West Center Road
Omaha, NE  68144

Nelson T. Gordman          6,302,939(4)               21.0%
10777 North 60th Street
Omaha, Nebraska 68152

Jerome P. Gordman          4,916,326(5)               16.4%
120 Regency Parkway
Omaha, Nebraska 68114

Harris Trust and           3,123,459                  10.4%
  Savings Bank
200 West Monroe Street
P.O. Box 755
Chicago, Illinois  60603

Dennis Reaves              2,700,000(6)               9%
President and Chief
  Executive Officer
Richman Gordman 1/2
  Price Stores, Inc.
12100 West Center Road
Omaha, NE  68144

Roger Faust                  900,000(7)               3%
Senior Vice President,
  Chief Financial Officer,
  Secretary and Treasurer
Richman Gordman 1/2
  Price Stores, Inc.
12100 West Center Road
Omaha, NE  68144

(1)Presented on a fully-diluted basis assuming issuance of all 30,000,000 authorized shares; 27,840,000 presently issued and outstanding, with 2,160,000 shares subject to issuance to Mr. Reaves and Mr. Faust under their Employment Agreements; if financial targets not met, these management shares will be redistributed to Creditors.

(2)These 16,200,000 shares of Series A Common Stock are the property of the R.G. Stock Trust created by Dan Gordman. Mr. Jeffrey J. Gordman, the Gordman Trustee, is sole trustee of the trust and is Dan Gordman's designee for purposes of the Plan. The Gordman Trustee has exclusive voting and investment power with respect to the 16,200,000 shares of Series A Common Stock. There are three beneficiaries of the trust, Mr. Jeff Gordman, Mr. Nelson T. Gordman and Mr. Jerome P. Gordman, all members of the Board of Directors of the Company.

(3)See Note 2 above. As sole trustee of the R.G. Stock Trust, Jeff Gordman has exclusive voting and investment power with respect to 16,200,000 shares of Series A Common Stock. As a beneficiary of the trust with a 35% interest, Jeff Gordman in his individual capacity is the beneficial owner of 5,670,000 shares, plus an additional 4,860,000 shares representing the 30% beneficial interest in the trust of his father, Jerome Gordman.

(4)Nelson Gordman is the beneficial owner of 5,670,000 shares of Series A Common Stock as a beneficiary of the R.G. Stock Trust with a 35% interest. Through his interest in Gordman family entities which are registered owners of shares of Series B Option Common Stock, Nelson Gordman is the beneficial owner of an additional 632,939 shares of Series B Option Common Stock.

(5)Jerome Gordman is the beneficial owner of 4,860,000 shares of Series A Common Stock as a beneficiary of the R.G. Stock Trust with a 30% interest. Through his interest in Gordman family entities which are registered owners of shares of Series B Option Common Stock, Jerome Gordman is the beneficial owner of an additional 56,326 shares of Series B Option Common Stock.

(6)Mr. Reaves is the registered owner of 1,080,000 shares of Series A Common Stock issued pursuant to his Employment Agreement with the Company. Pursuant to his Employment Agreement, Mr. Reaves is entitled, under certain circumstances, to receive an additional 1,620,000 shares of Series A Common Stock over the next few years.

(7)Mr. Faust is the registered owner of 360,000 shares of Series A Common Stock issued pursuant to his Employment Agreement with the Company. Pursuant to his Employment Agreement, Mr. Faust is entitled, under certain circumstances, to receive an additional 540,000 shares of Series A Common Stock over the next few years.

Item 13. Certain Relationships and Related Transactions.

    The following table describes facilities that the Company leases from entities owned or controlled by Mr. Nelson Gordman, Mr. Jerome Gordman (both Directors of the Company) or the estate of Dan Gordman. Nelson and Jerome Gordman are Co-Personal Representatives of the Dan Gordman estate.

                 Approximate
                  Floor Area     Annual
Location        (Square Feet)     Rent         Description
- - --------        -------------    ------        -----------
Omaha, NE           98,700     $450,288    Corporate Headquarters(1)
Omaha, NE          163,300      676,710    Distribution Center(2)
Bellevue, NE       100,000      701,060    Store Location(3)
Grand Island, NE    91,400      215,023    Store Location(4)
LaVista, NE         81,200      269,540    Store Location(5)
Omaha, NE          103,200      628,161    Store Location(6)
Lincoln, NE        101,400      175,226    Store Location(7)



(1) Lease expires July 31, 2009 with a single option to renew for twenty years.

(2) The Distribution Center is composed of a total of 267,000 square feet (excluding internal mezzanine space of 111,400 square feet). The Company owns 103,700 square feet of the Distribution Center and the land beneath this portion ("Building 1"). Two portions totaling 163,300 square feet are leased from Gordman entities. One lease for approximately 82,000 square feet ("Building 2") expires April 30, 2003; the Gordman entity which leases Building 2 to the Company also owns the underlying land. The Company has four five-year options to extend the term of the Building 2 lease. The second lease for approximately 81,000 square feet ("Building 3") expires July 31, 1999. The land under Building 3 is owned by the Company and is leased to the Gordman entity lessor for a term also expiring July 31, 1999. Upon expiration of the Building 3 leases, the Company will own both the building and land for Building 3. The Company and the Gordman entity are also parties to an Option Agreement giving the Company the option to purchase Building 2 and its underlying real estate at the end of the term or any option term at fair market value. If the Company does not exercise its purchase option on Building 2, the Gordman entity has the option to purchase Building 1 and/or Building 3 from the Company at fair market value.

(3) Lease expires October 31, 2003, with three renewal options of five years each.

(4) Lease expires February 28, 1998, with no renewal options.

(5) Lease expires July 31, 2005, with ten renewal options of five years each.

(6) Lease expires July 31, 1998, with three renewal options of five years each.

(7) Lease expires October 31, 2010, with a first privilege to negotiate a second twenty year term.

    During the bankruptcy proceedings, the Company conducted an extensive review of all locations. As a result, many locations owned by Gordman family members and other lessors were closed and the leases rejected as being unsuitable. Also during the bankruptcy proceedings, an independent third party analyzed the terms of remaining leases with Gordman family enterprises. While some leases were found to be above market and others below, the portfolio as a whole was found to be comparable to those from unaffiliated parties in comparable real estate markets.

    While the Company is not materially dependent on one or several store locations, the Company is materially dependent on its Distribution Center located in Omaha, Nebraska. The Distribution Center is comprised of three buildings, one of which is owned by the Company. The remaining two buildings are owned by entities controlled by members of the Gordman family. Please see footnote 2 to the chart above. As part of extension of the Building 2 lease, in February, 1996, the Company granted the Gordman entity which is the lessor of Building 2 an easement over a portion of the Company's property. This easement provides for access to Building 2, including truck docking and parking.

    As a result of the bankruptcy proceedings, four Gordman family partnerships ("Gordman Partnerships") received unsecured claims of $3,697,749, relating to the rejection of three store leases. Pursuant to these allowed unsecured claims, the Gordman Partnerships received the same treatment accorded other Class 3 Unsecured Claims under the Plan, namely Series B Option Common Stock, cash payments and the right to future cash payments to Creditors.

    There are three additional issues under discussion between members of the Gordman family and the Company. First, there exists an outstanding loan from the Company to Mr. Dan Gordman approximating $77,000. In accordance with the provisions of Nebraska probate law, the Company has made a claim against his estate. Second, an issue exists with respect to an insurance policy on the life of Dan Gordman, the proceeds of which were paid to Harris Bank, one of the Company's lenders, following

Mr. Gordman's death. The Dan Gordman estate has asserted that an amount representing the personal portion of the insurance policy may be required to be paid to the estate. The Company believes the amount at issue is approximately $365,000, including accrued interest. Third, the Company is evaluating one or more life insurance policies on the life of Mr. Nelson Gordman. The Company may determine to surrender the policy or policies (or permit assumption by Mr. Nelson Gordman of premiums due) upon payment to the Company of the difference between premiums paid by the Company and the loans obtained on the policy or policies by the Company.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements.

    (1) Please see "Item 8. Financial Statements and Supplementary Data" for an index of the financial statements filed in this Annual Report.

    (2) Please see "Item 8. Financial Statements and Supplementary Data" for an index of the financial schedule filed in this Annual Report.

    (3)  Exhibits --

         (2) Plan of acquisition, reorganization, arrangement, liquidation or succession (incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 33-79382), filed with the Commission on May 26, 1994).

         (3)(i) Amended and Restated Certificate of Incorporation of Richman Gordman 1/2 Price Stores, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 33-79382), filed with the Commission on May 26, 1994).

         (3)(ii)        Bylaws of Richman Gordman 1/2 Price Stores, Inc.
                        (incorporated by reference to the Company's
                        Registration Statement on Form S-1 (Commission File No. 33-79382), filed with the Commission on May 26, 1994).

         (4)(i) Instruments defining the rights of security holders, including indentures -- Section 6.03(a), 7.09, and
                        10.03 of First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code for Richman Gordman Stores, Inc., Richman Gordman Department Stores, Inc., and 1/2 Price Stores, Inc. -- Please see Exhibit (99)(i).

         (4)(ii) Instruments defining the rights of security holders, including indentures -- Please see Exhibit (3)(i).

         (4)(iii) Instruments defining the rights of security holders, including indentures -- Specimen Stock Certificate (incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 33-79382) filed with the Commission on May 26, 1994).

         (9)            Voting trust agreement -- not applicable.

         (10)(i)(a) Material Contracts -- Credit Agreement between Richman Gordman 1/2 Price Stores, Inc. and Congress Financial Corporation dated October 20, 1993 (incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 33-79382) filed with the Commission on May 26, 1994).

         (10)(i)(b) Material Contracts -- Amendment No. 1 to Credit Agreement between Richman Gordman 1/2 Price Stores, Inc. and Congress Financial Corporation, dated January 28, 1994 (incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Commission File No. 33-79382) filed with the Commission on March 6, 1995).

         (10)(i)(c) Material Contracts -- Amendment No. 2 to Credit Agreement between Richman Gordman 1/2 Price Stores, Inc. and Congress Financial Corporation, dated

                        February 24, 1994 (incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Commission File No. 33-79382) filed with the Commission on March 6, 1995).

         (10)(i)(d) Material Contracts -- Amendment No. 3 to Credit Agreement between Richman Gordman 1/2 Price Stores, Inc. and Congress Financial Corporation, dated September 11, 1995.

         (10)(ii)(a) Material Contracts -- Employment Agreement dated October 1, 1995, between Richman Gordman 1/2 Price Stores, Inc. and Mr. Dennis Reaves.

         (10)(ii)(b) Material Contracts -- Amendments dated January 17, 1996 to Employment Agreement between Richman Gordman 1/2 Price Stores, Inc. and Mr. Dennis Reaves.

         (10)(iii)(a) Material Contracts -- Employment Agreement between Richman Gordman 1/2 Price Stores, Inc. and Mr. Roger Faust (incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 33-79382) filed with the Commission on May 26, 1994).

         (10)(iii)(b) Material Contracts -- Amendments dated March 31, 1994 to Employment Agreement between Richman Gordman 1/2 Price Stores, Inc. and Mr. Roger Faust (incorporated by reference to the Company's Form 10-K for the Fiscal Year ended January 28, 1995, filed with Commission on April 28, 1995).

         (10)(iii)(c) Material Contracts -- Amendments dated January 17, 1996 to Employment Agreement between Richman Gordman 1/2 Price Stores, Inc. and Mr. Roger Faust.

         (10)(iv) Material Contracts -- Covenant Not To Compete between Richman Gordman 1/2 Price Stores, Inc. and Mr. Nelson Gordman (incorporated by reference to the Company's Registration Statement on

                        Form S-1 (Commission File No. 33-79382) filed with the Commission on May 26, 1994).

         (10)(v) Material Contracts -- Vice President Incentive Program (incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 33-79382) filed with the Commission on May 26, 1994).

         (11) Statement re computation of share earnings -- not applicable.

         (12)           Statements re computations of ratios -- not applicable.

         (13) Annual report to security holders, Form 10-Q or quarterly report to security holders -- not applicable.

         (16) Letter re change in certifying accountant -- not applicable.

         (18) Letter re change in accounting principles -- not applicable.

         (21)           Subsidiaries of the Registrant -- not applicable.

         (22) Published report regarding matters submitted to vote of security holders -- not applicable.

         (23)           Consents of Experts.

         (24)           Power of attorney -- not applicable.

         (27)           Financial data schedule.

         (28) Information from reports furnished to state regulatory authorities -- not applicable.

         (99)(i) Additional Exhibit -- First Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code for Richman Gordman Stores, Inc., Richman Gordman Department Stores, Inc., and 1/2 Price Stores, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 33-79382) filed with the Commission on May 26, 1994).

         (99)(ii) Additional Exhibit -- First Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code with Respect to the First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code for Richman Gordman Stores, Inc., Richman Gordman Department Stores, Inc., and 1/2 Price Stores, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 33-79382) filed with the Commission on May 26, 1994).

(b)  Reports on Form 8-K.

    The Company filed no Reports on Form 8-K during the last quarter of Fiscal Year 1995.


                [THE REMAINDER OF THIS INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Richman Gordman 1/2 Price
                                          Stores, Inc.



    Date: April 30, 1996                  By: /s/ Dennis E. Reaves
                                             ---------------------
                                             Dennis E. Reaves,
                                             President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Dennis E. Reaves                             April 30, 1996
- - ---------------------------------------
Dennis E. Reaves
President and Chief Executive
Officer, Director


/s/ Paul M. Bass, Jr.                            April 30, 1996
- - ---------------------------------------
Paul M. Bass, Jr.
Chairman, Board of Directors


/s/ Paul M. Buxbaum                              April 30, 1996
- - ---------------------------------------
Paul M. Buxbaum
Director


/s/ Jerome P. Gordman                            April 30, 1996
- - ---------------------------------------
Jerome P. Gordman
Director



- - ---------------------------------------
Nelson T. Gordman
Director


/s/ Thomas J. Noonan, Jr.                        April 30, 1996
- - ---------------------------------------
Thomas J. Noonan, Jr.
Director


/s/ Philip Scheipe                               April 30, 1996
- - ---------------------------------------
Philip Scheipe
Director


/s/ Jeffrey J. Gordman                           April 30, 1996
- - ---------------------------------------
Jeffrey J. Gordman
Director


/s/ Roger R. Faust                               April 30, 1996
- - ---------------------------------------
Roger R. Faust
Senior Vice President
Secretary, Treasurer and
Chief Financial Officer


5196A

                                    EXHIBITS


                                                     PAGE NO.
                                                     --------
(10)(i)(d)    Material Contracts -- Amendment
              No. 3 to Credit Agreement
              between Richman Gordman 1/2
              Price Stores, Inc. and
              Congress Financial Corporation,
              dated September 11, 1995 . . . . . .      74

(10)(ii)(a)   Material Contracts -- Employment
              Agreement dated October 1, 1995,
              between Richman Gordman 1/2 Price
              Stores, Inc. and Dennis E. Reaves. .      77

(10)(ii)(b)   Material Contracts -- Amendments
              dated January 17, 1996 to Employment
              Agreement between Richman Gordman
              1/2 Price Stores, Inc. and
              Mr. Dennis Reaves. . . . . . . . . .      88

(10)(iii)(c)  Material Contracts -- Amendments
              dated January 17, 1996 to Employment
              Agreement between Richman Gordman
              1/2 Price Stores, Inc. and
              Mr. Roger Faust. . . . . . . . . . .      90

(23)          Consents of Experts. . . . . . . . .      92

(27)          Financial Data Schedule. . . . . . .      94