Form 10-Q
period 1996-05-04
RICHMAN GORDMAN 1/2 PRICE STORES INC
filed 1996-06-18
CIK 924120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 4, 1996

Commission File Number 000-24328

                     RICHMAN GORDMAN 1/2 PRICE STORES, INC.
             (Exact name of registrant as specified in its charter)




         DELAWARE                                         47-0771211
    (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                   Identification Number)

        12100 WEST CENTER ROAD, OMAHA, NEBRASKA                   68144
           (Address of principal executive offices)              (zip code)



                                 (402) 691-4000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES X NO
                         ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class of Common Stock      Outstanding at May 4, 1996
           ---------------------      --------------------------
           Common Stock:
              Series A                     17,640,000 shares
              Series B Option              10,200,000 shares


                                  Page 1 of 18
                       Exhibit Index Appears At Page 16

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY

         INDEX TO QUARTERLY REPORT OF CONSOLIDATED FINANCIAL STATEMENTS







                                                                     PAGE
                                                                     ----
PART I-     FINANCIAL INFORMATION

Item 1-     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
               May 4, 1996 and February 3, 1996                       3

            Consolidated Statements of Operations -
               Three Months Ended May 4, 1996
                   and April 29, 1995                                 4

            Consolidated Statements of Cash Flows -
               Three Months Ended May 4, 1996
                   and April 29, 1995                                 5 - 6

            Notes to Consolidated Financial Statements                7 - 8

Item 2-     Management's Discussion and Analysis                      9 - 12


PART II-    OTHER INFORMATION

Items 1-4-  None                                                      13

Item 5-     Series B Option Stock                                     13

Item 6-     Exhibits and Reports on Form 8-K                          14

Signatures                                                            15

Exhibit Index                                                         16

                         PART I - FINANCIAL INFORMATION
                        ITEM I  -  FINANCIAL STATEMENTS

            RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                   May 4, 1996            February 3, 1996
                                                                                  -------------          -----------------
ASSETS
CURRENT  ASSETS:
 Cash                                                                             $     615,163          $         488,012
 Accounts receivable, less allowance for doubtful
  accounts of $364,037 and $392,948                                                   1,341,488                    928,792
 Merchandise inventories                                                             35,102,654                 30,786,359
 Prepaid expenses and other current assets                                            2,067,077                  2,145,237
                                                                                  -------------          -----------------
    Total current assets                                                             39,126,382                 34,348,400
PROPERTY, BUILDINGS AND EQUIPMENT, net                                               16,176,811                 16,681,855

OTHER ASSETS                                                                          1,052,545                    978,691
                                                                                  -------------          -----------------
                                                                                  $  56,355,738          $      52,008,946
                                                                                  =============          =================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Line of credit borrowings                                                        $  16,984,000              $   7,690,923
 Accounts payable                                                                     6,516,995                  7,953,024
 Accrued expenses                                                                     4,775,920                  5,118,000
 Taxes accrued and withheld                                                           2,638,648                  2,252,451
 Income taxes payable                                                                   206,104                    206,104
 Current portion of long-term debt                                                    2,864,365                  2,779,207
 Current maturities of capital lease obligations                                      1,226,991                  1,229,819
    Total current liabilities                                                     --------------             -------------
                                                                                     35,213,024                 27,229,528

LONG-TERM DEBT, net of current  portion                                               4,000,143                  4,201,143

CAPITAL LEASE OBLIGATIONS, net of current portion                                    10,275,823                 10,594,328

OTHER LONG-TERM LIABILITIES                                                             588,599                    585,765

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock
   Series A common stock, $.01 par value; 19,800,000
    shares authorized; 17,640,000
    shares issued and outstanding.                                                      176,400                    176,400
   Series B common stock, $.01 par value; 10,200,000
    shares authorized, issued and outstanding                                           102,000                    102,000
   Paid-in capital                                                                    4,436,526                  4,436,526
   Retained earnings                                                                  1,563,224                  4,683,256
                                                                                  -------------          -----------------
     Total stockholders' equity
                                                                                      6,278,150                  9,398,182
                                                                                  -------------          -----------------
                                                                                  $  56,355,738          $      52,008,946
                                                                                  =============          =================

See notes to consolidated financial statements.

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                               Three Months Ended
                                                                                          May 4, 1996   April 29, 1995
                                                                                          -----------   --------------

NET SALES                                                                                 $41,694,873     $38,358,730
COST OF SALES                                                                              27,326,777      25,174,238
                                                                                          -----------     -----------

      Gross Profit                                                                         14,368,096      13,184,492

OPERATING AND ADMINISTRATIVE EXPENSES                                                      16,785,590      15,102,863
                                                                                          -----------     -----------
      Loss from operations                                                                 (2,417,494)     (1,918,371)

OTHER INCOME (EXPENSE):
   Interest expense                                                                          (821,053)       (976,461)
   Interest income                                                                            118,515          20,040
                                                                                          -----------     -----------
                                                                                             (702,538)       (956,421)
                                                                                          -----------     -----------

LOSS BEFORE PROVISION FOR
  INCOME TAX                                                                               (3,120,032)     (2,874,792)

PROVISION FOR INCOME TAXES                                                                    -               -
                                                                                          -----------     -----------

NET LOSS                                                                                  $(3,120,032)    $(2,874,792)
                                                                                          ===========     ===========

LOSS PER COMMON SHARE                                                                     $     (0.10)    $     (0.10)
                                                                                          ===========     ===========





 See notes to consolifated financial statements.

              RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Three Months Ended
                                                                        May 4, 1996          April 29, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                            $ 41,424,690         $ 38,073,764
Merchandise purchases                                                    (33,329,381)         (35,142,238)
Cash paid for operating and administrative expenses                      (15,764,544)         (17,059,365)
Interest paid on capital leases                                             (359,517)            (397,324)
Interest paid on other debt obligations                                     (367,406)            (151,793)
                                                                        ------------         ------------
         Net cash used by operating activities                            (8,396,157)         (14,676,956)


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment                              (247,436)            (611,716)
                                                                        ------------         ------------

        Net cash used in investing activities                               (247,436)            (611,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit borrowing                                 9,293,077            9,581,000
Payments on obligations under capitalized leases                            (321,333)            (290,954)
Payments on secured term note                                               (201,000)            (201,000)
Payments made under plan of reorganization                                         0              (20,505)
                                                                        ------------         ------------
         Net cash provided by financing activities                         8,770,744            9,068,541
                                                                        ------------         ------------
NET INCREASE (DECREASE) IN CASH                                              127,151           (6,220,131)

CASH, Beginning of period                                                    488,012            6,607,476
                                                                        ------------         ------------
CASH, End of period                                                     $    615,163         $    387,345
                                                                        ============         ============




See notes to consolidated financial statements.

                    RICHMOND GORDMAN 1/2 PRICE STORES, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (Unaudited)

                                                                     Three Months Ended
                                                            May 4, 1996        April 29, 1995
                                                            -----------        --------------

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
Net loss                                                    $(3,120,032)        $ (2,874,792)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                                 776,091              773,723
  Net changes in assets and liabilities:
    Accounts receivable                                        (412,696)            (534,100)
    Merchandise inventory                                    (4,316,295)          (7,552,441)
    Prepaid expenses and other current assets                    78,160           (1,998,776)
    Other assets                                                (97,464)             (41,450)
    Accounts Payable                                         (1,436,029)          (1,957,342)
    Other accrued expenses                                      132,108             (491,778)
                                                            -----------         ------------
    Net cash used by operating activities                   $(8,396,157)        $(14,676,956)
                                                            ===========         ============



             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.    MANAGEMENT REPRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by Richman Gordman 1/2 Price Stores, Inc. and subsidiary (the "Company") and additional footnotes are reflected in the audited consolidated financial statements contained in the Form 10-K Annual Report of the Company for the fiscal year ended February 3, 1996.


2.    DESCRIPTION OF BUSINESS

      On October 20, 1993, the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to a confirmed Plan of Reorganization (the "Plan"). The Company operated 32 1/2 Price Stores as of May 4, 1996 and 27 1/2 Price Stores as of April 29, 1995. The 1/2 Price concept is to offer first quality, nationally branded merchandise at half of the conventional department store prices or at half of manufacturers' suggested retail prices.


3.    MERCHANDISE INVENTORIES

      Merchandise inventories are stated at the lower of cost (on a last-in, first-out, or LIFO basis) or market. Total inventories would have been higher at May 4, 1996 and February 3, 1996 by approximately $8,816,977 and $8,615,977, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation.

4.    INCOME TAXES

      As of February 3, 1996 (the Company's most recent tax year-end), the Company had net operating loss carryforwards of approximately $15,053,000, which expire through 2010. A valuation allowance has been provided against this net operating loss benefit until realization of these benefits becomes more likely than not. No income tax benefit was recorded for the first quarter of fiscal 1996 and 1995 because of the uncertainty of the realization of such benefits in the future resulting from recent losses.


5.    STOCKHOLDERS EQUITY

      Should the Company fulfill its minimum obligation to the unsecured creditors under the Plan, the Company and the former preferred shareholder's designee have the option to purchase all or a portion of the 10,200,000 shares of Series B Option Common Stock issued to the unsecured creditors at a price equal to the fair value of the stock on February 2, 1998, less the amount of any Excess Cash Balance paid to the unsecured creditors during the term of the Plan. As of May 4, 1996 there is no excess cash paid to the unsecured creditors. During fiscal 1995, previous excess cash payments totaling $3,277,224 were used to fulfill the Company's minimum obligation to the unsecured creditors.


6.    EARNINGS PER SHARE

      Earnings per common share were calculated using weighted average common shares outstanding of 30,000,000 for all periods presented. For purposes of the weighted average shares outstanding, all shares to be issued to certain members of management or to the unsecured creditors during the term of the Plan are considered outstanding.


7.    SUBSEQUENT EVENT

      On May 15, 1996, the Company's chief executive officer resigned. In connection with this resignation, the executive was entitled to severance related payments totaling approximately $409,000, which will be expensed
      in the second quarter of fiscal 1996.   In addition, approximately
      $806,000 of prepaid compensation to the executive paid during fiscal 1995 will not have to be repaid to the Company and will also be expensed in the second quarter of fiscal 1996.

                         PART I - FINANCIAL INFORMATION

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales:


                                                    THREE MONTHS ENDED

                                              MAY 4, 1996  APRIL 29, 1995
                                              -----------  --------------

Net Sales                                        100.0%       100.0%

Cost of Sales                                     65.5         65.6
                                                 -----        -----

Gross Profit                                      34.5         34.4

Operating and Administrative Expenses             40.3         39.4
                                                 -----        -----

Loss From Operations                              (5.8)        (5.0)

Interest Expense - Net                            (1.7)        (2.5)
                                                 -----        -----

Loss Before Provision For Taxes                   (7.5)        (7.5)

Provision For Income Taxes                           -            -
                                                 -----        -----

Net Loss                                          (7.5)%       (7.5)%
                                                 -----        -----



Net Sales for the first quarter of fiscal 1996 increased approximately $3,336,000, or 8.7%, compared to net sales for the first quarter of fiscal 1995 due to sales from five new stores opened subsequent to April 29, 1995. These stores produced net sales of approximately $7,081,000.

Comparable store sales in the first quarter of fiscal 1996 were approximately $34,610,000 compared to approximately $38,355,000 in the first quarter of fiscal 1995, a decrease of $3,745,000, or 9.8%. The decrease in comparable store sales was primarily due to weaknesses in the major apparel and apparel-related categories such as juniors, misses, childrens, mens and shoes. Management believes that these categories have been adversely impacted by the unseasonably cold and wet Spring weather experienced in the Company's markets as well as by depressed market conditions that have affected many apparel retailers for the past two to three years.

In the fourth quarter of fiscal 1995, the Company announced that it was addressing the comparable store sales trend by expanding its merchandise offering and modifying its pricing structure, by implementing a three-tier pricing structure. Recently, the Company determined that this strategy was not an effective method to address the comparable store sales trend. Instead, the Company will intensify its overall offering of department store and specialty store branded merchandise. In conjunction with this brand intensification focus, a new market positioning and allocation strategy has been developed to specifically address the need to increase market share. Management believes that the implementation of these merchandising and marketing strategies will translate into a wider customer base, thus increasing sales.

Gross profit increased by approximately $1,184,000 or 9.0%, for the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. As a percentage of net sales, gross margins were 0.1% higher in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. The gross margin rate increase of 0.1% was due to slightly higher initial markups and slightly lower markdowns relative to the prior year period.

Operating and administrative expenses increased approximately $1,683,000, or 11.1%, for the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. As a percentage of net sales, operating and administrative expenses increased by 0.9%. All of the increase was attributable to costs associated with the five new stores opened subsequent to April 29, 1995.

Interest expense (net) decreased by approximately $254,000 for the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. Approximately $99,000 of the decrease was due to increased interest income primarily generated by the prepayment for merchandise inventory. Most of the balance of the decrease, or $155,000, was due to decreased interest on the pre-petition debt to the Company's unsecured creditors due to principal payments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for operating expenses, inventory and the minimum payments to the Company's creditors (pursuant to the Plan). The Company's primary sources of funds for its business activities are cash from operations and borrowings under its revolving credit facility with Congress Financial Corporation (Central). In addition, short term trade credit (normally for 30-day periods) represents a significant source of interim financing for merchandise inventories. Trade creditors representing approximately two thirds of all merchandise purchases are extending normal credit terms. During the first quarter of fiscal 1996 approximately one third of the Company's purchases, primarily from those vendors that factor their invoices, had to be prepaid because the factor would not extend normal credit terms to the Company. Management believes that if its operating plans are met, the percentage of prepayments will not increase over the next few months.

The Company has a financing agreement with a financial institution which provides for revolving credit borrowings and letters of credit of up to $25 million (subject to a borrowing base limitation) with a maturity date in October, 1997. The rate of interest on borrowings is prime plus 1.5% payable monthly in arrears. A non-use fee of .5% per annum is payable monthly in arrears on the unused portion of the facility. The agreement contains certain restrictions and a covenant limiting annual cumulative capital expenditures. At the end of the first quarter of fiscal 1996, the Company was in compliance with all such restrictions and the covenant.

As of May 4, 1996, the Company had $16,984,000 outstanding under the credit facility, as compared with $7,690,000 at February 3, 1996.

During the first quarters of fiscal 1996 and 1995, capital expenditures were approximately $247,000 and $612,000, respectively. The following table sets forth the major categories of capital expenditures for both periods.


                                         TOTAL CAPITAL EXPENDITURES
                                              (IN THOUSANDS)
                                            FISCAL FIRST QUARTER
                                         --------------------------

                                         1996                  1995
                                         ----                  ----
New Stores                               $119                  $558
Distribution Center                        62                     -
Computer Operations                        66                    20
All Other                                   -                    34
                                         ----                  ----

TOTAL                                    $247                  $612
                                         ====                  ====

The Company plans to spend approximately $1.0 million for capital expenditures in fiscal year 1996, an amount within the Company's cumulative capital expenditure covenant under the Company's financing agreement. Of this amount, $0.5 million has been allocated for one new store (opened during March, 1996) with the balance relating to existing stores, the Distribution Center and the computer operations. The Company's policy is to negotiate leases wherein the landlord makes the leasehold improvements. Accordingly, the Company's capital expenditures to open a store are composed primarily of fixturing at a cost of approximately $350,000. In addition, new stores typically require an inventory investment of approximately $1,400,000 which is largely financed by accounts payable.

The Company had long-term debt and obligations under capital leases of approximately $14,276,000 at May 4, 1996 and $14,795,000 at February 3, 1996.
The Company's ability to satisfy scheduled principal and interest payments under such obligations is dependent on its cash flow and existing credit facility.

The Company recognizes that it has a high level of indebtedness, primarily in the form of line of credit borrowings, creditor debt and capital lease obligations. Its projections take this fact into account, and the Company believes that future cash flows will be sufficient to cover this level of indebtedness. Management is closely monitoring liquidity in light of the decrease in comparable store sales and higher outstanding borrowings on its line of credit at this time than for comparable periods in prior years. Sales, inventory purchases, expenses and other items impacting liquidity are being closely managed to assure that adequate liquidity for operations is maintained. Management believes that with its present operating plan and continued focus on liquidity, cash flow from operations and the existing credit facility will be sufficient to fund capital expenditures, working capital requirements (including prepayments to vendors not extending terms), creditor and long-term debt payments.

Management does not believe that its agreement to keep its property free of certain liens and not to make certain prohibited investments will adversely affect its liquidity or capital resources.


SEASONALITY AND INFLATION

The company's business is seasonal, with the back-to-school season (July and August) historically contributing approximately 17% of annual sales and the Christmas season (November and December) accounting for approximately 28% of annual sales. Sales and income are also affected by the timing of new store openings. Although the Company's operations are influenced by general economic conditions and inflationary pressures, the Company does not believe that inflation has had a material effect on operations during the past 3 - 5 years.

                      PART II     -     OTHER INFORMATION


Items 1 - 4.

     There are no items to report.


Item 5. - Other Information

      The Series B Option Common Stock is subject to an option to purchase exercisable by the Company or the Trustee of the R.G. Stock Trust in 1998 (the "Option"). The Option is noted upon the face of the Series B Option Common Stock certificates. If the Option is exercised, the holder or holders of shares must sell them for a price equal to the fair value of the shares, as determined by an independent appraisal on February 2, 1998, less any payments of Excess Cash Balance (as defined in the Plan) that have been made to creditors entitled to payment under the Plan
      ("Creditors").   Holders of the Series B Option Common Stock will not
      have any rights of appraisal similar to dissenters' rights if they dispute the market value as determined by the independent appraisal. Payments of Excess Cash Balance would result in shareholders having to sell their shares for less than fair market value. Holders of Series B Option Common Stock should note that the Excess Cash Balance previously paid to the Creditors shall be credited against, and shall reduce the exercise price for, the option whether or not the holder of any shares of Series B Option Common Stock with respect to which the option is exercised received such Excess Cash Balance.

      Although with respect to the Company's Fiscal Years ended January 29, 1994, and January 28, 1995, the Company made Excess Cash Balance payments of $1,444,613 and $1,832,611, respectively, to Creditors, the Company's cash position during Fiscal Year 1995 was such that all of the prior Excess Cash Balance payments were utilized to make a portion of the $5.5 million minimum payment to creditors required for the Fiscal Year ended February 3, 1996. Therefore, if the Option were exercised at this date, the Excess Cash Balance payments would result in no reduction from fair market value in the Option exercise price. Additional payments of Excess Cash Balance may be created in the next two Fiscal Years which may reduce the Option exercise price. For any given Fiscal Year, the Excess Cash Balance is the excess of the Company's actual year-end cash balance over the Cumulative Plan Cash Balance for that year. The cumulative total of the Excess Cash Balance will be reported in the Company's annual and quarterly financial reports.

Item 6. - Exhibits and Reports on Form 8-K

     (a)  Exhibit

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          On May 17, 1996, the Registrant filed a Report on Form 8-K, dated May 15, 1996, with respect to Item 5 thereof. In the Form 8-K, the Registrant disclosed the resignation of Dennis E. Reaves, former Director, President and Chief Executive Officer of the Registrant.

               (Remainder of this page intentionally left blank.)

                      PART II     -     OTHER INFORMATION


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RICHMAN GORDMAN 1/2 PRICE
                                        STORES, INC.




Date:  June 18, 1996               By:  /s/ Jeffrey J. Gordman
       --------------------------       -----------------------------
                                        Jeffrey J. Gordman, President





Date:  June 18, 1996               By:  /s/ Roger R. Faust
       --------------------------       -----------------------------
                                        Roger R. Faust, Senior Vice President,
                                        Chief Financial Officer, Secretary and
                                        Treasurer

                                 EXHIBIT INDEX


Exhibit  Description                                   Page
- -------  -----------------------                       ----

(27)     Financial Data Schedule                         17