Form 10-Q
period 1996-08-03
RICHMAN GORDMAN 1/2 PRICE STORES INC
filed 1996-09-17
CIK 924120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 3, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.        YES ___X___        NO ______

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES __X___     NO ______

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class of Common Stock              Outstanding at August 3, 1996
            ---------------------              -----------------------------
             Common Stock:
                 Series A                             16,695,000 shares
                 Series B Option                      10,200,000 shares



                                  Page 1 of 30
                        Exhibit Index Appears At Page 17

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY

         INDEX TO QUARTERLY REPORT OF CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                   PAGE
                                                                                                   ----
PART I   -       FINANCIAL INFORMATION

    Item 1       -        Financial Statements (Unaudited)

                          Consolidated Balance Sheets as of
                              August 3, 1996 and February 3, 1996                                     3

                          Consolidated Statements of Operations -
                              Three Months Ended August 3, 1996
                                  and July 29, 1995
                              Six Months Ended August 3, 1996
                                  and July 29, 1995                                                   4

                          Consolidated Statements of Cash Flows -
                              Six Months Ended August 3, 1996
                                  and July 29, 1995                                                   5 - 6

                          Notes to Consolidated Financial Statements                                  7 - 8

    Item 2       -        Management's Discussion and Analysis                                        9 - 13


PART II          -        OTHER INFORMATION

    Items 1-4    -        None                                                                        14

    Item 5       -        Other Information                                                           14

    Item 6       -        Exhibits and Reports on Form 8-K                                            15

    Signatures                                                                                        16

    Exhibit Index                                                                                     17

                         PART I - FINANCIAL INFORMATION
                        ITEM I  -  FINANCIAL STATEMENTS

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                             August 3, 1996    February 3, 1996
ASSETS
CURRENT  ASSETS:
  Cash                                                      $    424,787          $   488,012
  Accounts receivable, less allowance for doubtful
    accounts of $349,422 and $365,037.                         1,394,154              928,792
  Merchandise inventories                                     36,732,787           30,786,359
  Prepaid expenses and other current assets                    2,200,517            2,145,237
                                                            ------------         ------------
      Total current assets                                    40,752,245           34,348,400

PROPERTY, BUILDINGS AND EQUIPMENT, net                        15,703,037           16,681,855

OTHER ASSETS                                                     405,096              978,691
                                                            ------------         ------------
                                                            $ 56,860,378         $ 52,008,946
                                                            ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit borrowings                                 $ 20,075,492         $  7,690,923
  Accounts payable                                             6,943,027            7,953,024
  Accrued expenses                                             6,104,178            5,118,000
  Taxes accrued and withheld                                   2,378,818            2,252,451
  Income taxes payable                                           206,104              206,104
  Current portion of long-term debt                            2,728,822            2,779,207
  Current maturites of capital lease obligations               1,226,991            1,229,819
                                                            ------------         ------------
      Total current liabilities                               39,663,432           27,229,528

LONG-TERM DEBT, net of current portion                         3,799,143            4,201,143

CAPITAL LEASE OBLIGATIONS, net of current portion              9,979,519           10,594,328

OTHER LONG-TERM LIABILITIES                                      591,433              585,765

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock
   Series A common stock, $.01 par value; 19,800,000
    shares authorized; 19,260,000 shares issued                  192,600              176,400
   Series B option common stock, $.01 par value; 10,200,000
    shares authorized, issued and outstanding                    102,000              102,000
  Paid-in capital                                              4,562,886            4,436,526
  Retained earnings                                           (1,804,915)           4,683,256
  Less:  Treasury Stock, at cost, 2,565,000 shares              (225,720)               -
                                                            ------------         ------------
      Total stockholders' equity                               2,826,851            9,398,182
                                                            ------------         ------------
                                                            $ 56,860,378         $ 52,008,946
                                                            ============         ============


See notes to consolidated financial statements.

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three Months Ended                 Six Months Ended
                                              August 3, 1996  July 29, 1995    August 3, 1996 July 29, 1995
NET SALES                                       $45,771,162    $47,723,159      $87,466,035   $86,081,889

COST OF SALES                                    29,955,946     31,254,467       57,282,723    56,428,705
                                                -----------    -----------      -----------   -----------
    Gross Profit                                 15,815,216     16,468,692       30,183,312    29,653,184

OPERATING AND
ADMINISTRATIVE EXPENSES                          18,032,119     16,897,916       35,086,263    32,000,779
                                                -----------    -----------      -----------   -----------

    Loss from opera                              (2,216,903)      (429,224)      (4,902,951)   (2,347,595)
                                                -----------    -----------      -----------   -----------

OTHER INCOME (EXPENSE):
 Interest expense                                  (966,118)    (1,031,725)      (1,787,171)   (2,008,186)
 Interest income                                     83,436          -              201,951        20,040
                                                -----------    -----------      -----------   -----------
 Income (Loss) on life insurance benefits               -            -                -             -

                                                   (882,682)    (1,031,725)      (1,585,220)   (1,988,146)
                                                -----------    -----------      -----------   -----------

LOSS BEFORE PROVISION FOR
 INCOME TAX                                      (3,099,585)    (1,460,949)      (6,488,171)   (4,335,741)

PROVISION FOR INCOME TAXES                              -             -               -             -
                                                -----------    -----------      -----------   -----------

NET LOSS                                        $(3,099,585)   $(1,460,949)     $(6,488,171)  $(4,335,741)
                                                ===========    ===========      ===========   ===========

LOSS PER COMMON SHARE                                $(0.11)        $(0.05)          $(0.22)       $(0.14)
                                                ===========    ===========      ===========   ===========
WEIGHTED AVERAGE
SHARES OUTSTANDING                               28,290,000     30,000,000       29,145,000    30,000,000
                                                ===========    ===========      ===========   ===========




See notes to consolidated financial statements.

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Six Months Ended
                                                           August 3, 1996     July 29, 1995
                                                           --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                 $87,013,424       $85,635,250
Merchandise purchases                                        (64,467,763)      (64,089,820)
Cash paid for operating and administrative expenses          (31,645,811)      (32,723,496)
Interest paid on capital leases                                 (711,061)         (785,932)
Interest paid on other debt obligations                         (657,627)         (548,994)
                                                           -------------     -------------

         Net cash used by operating activities
          before reorganization items                        (10,468,838)      (12,512,992)
                                                           -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment                  (512,899)       (1,487,438)
Decrease in cash surrender value life
   insurance policies                                              -                 5,546
                                                           -------------     -------------

        Net cash used in investing activities                   (512,899)       (1,481,892)
                                                           -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit line                       12,384,569        10,907,752
Payments on obligations under capitalized leases                (617,636)         (590,192)
Payments to prepetition secured creditors                       (402,000)         (402,000)
Purchase of Treasury Stock                                      (225,720)                0
Payments made under plan of reorganization                       220,701        (2,223,351)
                                                           -------------     -------------
         Net cash provided by financing activities            10,918,512         7,692,209
                                                           -------------     -------------
NET DECREASE IN CASH                                             (63,225)       (6,302,675)

CASH, Beginning of period                                        488,012         6,607,476
                                                           -------------     -------------
CASH, End of period                                         $    424,787       $   304,801
                                                           =============     =============

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (Unaudited)

                                                     Six Months Ended
                                              August 3, 1996    July 29, 1995
                                              --------------    -------------
RECONCILIATION OF NET LOSS TO NET CASH
  USED BY OPERATING ACTIVITIES:
Net loss                                         ($6,488,171)     ($4,335,741)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                    1,583,051        1,553,961
  Net changes in assets and liabilities:
     Accounts receivable                            (465,362)        (627,765)
     Merchandise inventory                        (5,946,428)      (5,076,035)
     Prepaid expenses                                (55,280)      (3,010,820)
     Accounts Payable                             (1,009,997)      (1,130,498)
     Other assets                                    482,263         (251,029)
     Other accrued expenses                        1,431,086          364,935
                                               -------------     ------------
     Net cash used by operating activities      ($10,468,838)    ($12,512,992)
                                               =============     ============



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

2.       DESCRIPTION OF BUSINESS

         On October 20, 1993, the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to a confirmed Plan of Reorganization (the "Plan"). The Company operated 32 1/2 Price Stores as of August 3, 1996 and 29 1/2 Price Stores as of July 29, 1995. The 1/2 Price concept is to offer first quality, nationally branded merchandise at half of the conventional department store prices or at half of manufacturers' suggested retail prices.

3.       MERCHANDISE INVENTORIES

         Merchandise inventories are stated at the lower of cost (on a last-in, first-out, or LIFO basis) or market. Total inventories would have been higher at August 3, 1996 and February 3, 1996 by approximately $9,017,977 and $8,615,977, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation.

4.       INCOME TAXES

         As of February 3, 1996 (the Company's most recent tax year-end), the Company had net operating loss carryforwards of approximately $15,053,000, which expire through 2010. A valuation allowance has been provided against this net operating loss benefit until realization of these benefits becomes more likely than not. No income tax benefit was recorded for the first and second quarters of fiscal 1996 and 1995 because of the uncertainty of the realization of such benefits in the future resulting from recent losses.

5.       STOCKHOLDERS EQUITY

         Should the Company fulfill its minimum obligation to the unsecured creditors under the Plan, the Company and the former preferred shareholder's designee have the option to purchase all or a portion of the 10,200,000 shares of Series B Option Common Stock issued to the unsecured creditors at a price equal to the fair value of the stock on February 2, 1998, less the amount of any Excess Cash Balance paid to the unsecured creditors during the term of the Plan. As of August 3, 1996 there is no excess cash paid to the unsecured creditors. During fiscal 1995, previous excess cash payments totaling $3,277,224 were used to fulfill the Company's minimum obligation to the unsecured creditors.

6.       EARNINGS PER SHARE

         Earnings per common share were calculated using weighted average common shares outstanding for all periods presented. For purposes of the weighted average shares outstanding, all shares to be issued to certain members of management or to the unsecured creditors during the term of the Plan are considered outstanding.

7.       EXECUTIVE SEVERANCE PAYMENTS

         On May 15, 1996, the Company's chief executive officer resigned. In connection with this resignation, the executive received severance related payments totaling approximately $373,000, which were expensed in the second quarter of fiscal 1996. The severance benefits included the vesting of 1,080,000 shares of the Company's Series A Common Stock which were to be issued in 1997 and 1998 if certain cash flow goals were achieved. In addition, approximately $806,000 of prepaid compensation to the executive paid during fiscal 1995 will not have to be repaid to the Company and was also expensed in the second quarter of fiscal 1996.

8.       TREASURY STOCK TRANSACTION

         In connection with the resignation of the Company's chief executive officer, the Company purchased the 2,565,000 shares of executive's stock at a fair market value of $225,720.

                         PART I - FINANCIAL INFORMATION

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales:


                                             THREE MONTHS ENDED                      SIX MONTHS ENDED

                                    August 3, 1996     July  29, 1995        August 3, 1996     July 29, 1995
                                    --------------     --------------        --------------     -------------
Net Sales                                 100.0%             100.0%               100.0%             100.0%

Cost of Sales                              65.4               65.5                 65.5               65.6
                                           ----               ----                 ----               ----

Gross Profit                               34.6               34.5                 34.5               34.4

Operating and
  Administrative Expenses                  39.4               35.4                 40.1               37.2
                                           ----               ----                 ----               ----

Loss From Operations                       (4.8)              (0.9)                (5.6)              (2.8)

Interest Expense - Net                     (2.0)              (2.2)                (1.8)              (2.3)
                                           ----               ----                 -----              -----

Loss Before Provision For Taxes            (6.8)              (3.1)                (7.4)              (5.1)

Provision For Income Taxes                    -                  -                    -                 -
                                              -                  -                    -                 -

Net Loss                                   (6.8)%             (3.1)%               (7.4)%             (5.1)%
                                           ====               ====                 ====               ====


Net Sales for the second quarter of fiscal 1996 decreased approximately $1,952,000, or 4.1%, compared to net sales for the second quarter of fiscal 1995 due primarily to sales decreases in comparable stores during the period. Comparable store sales in the second quarter of fiscal 1996 were approximately $37,994,000 compared to approximately $43,923,000 in the second quarter of fiscal 1995, a decrease of $5,929,000, or 13.5%.

Net sales for the first six months of fiscal 1996 increased by approximately $1,384,000, or 1.6%, over sales for the first six months of fiscal 1995. All of this increase was a result of five new stores opened during fiscal 1996 and fiscal 1995 which generated approximately $14,861,000 in sales during the first six months of fiscal 1996, an increase of approximately $11,057,000 over the same period last year. Comparable store sales during the first six months of fiscal 1996 were approximately $72,605,000 compared to approximately $82,278,000 during the first six months of fiscal 1995, a decrease of approximately $9,673,000, or 11.8%.

The decrease in comparable store sales, for both the quarter and six month periods, was primarily due to the continuing weaknesses in apparel-related categories such as Mens, Shoes, Childrens and Misses which all experienced significant sales decreases during the periods. In addition, the Home division, which had been experiencing sales increases, had a sales decrease during the second quarter and first half of fiscal 1996 compared to the same periods in the prior year.

Management is implementing certain strategic initiatives in response to the negative comparable store sales trend. The initiatives involve intensifying the Company's overall offering of department store and specialty store branded merchandise. This brand intensification effort started in the second quarter of fiscal 1996. In conjunction with this brand intensification focus, a new market positioning and advertising strategy has been developed to specifically address the need to increase market share. The new advertising strategy, which will be implemented in August of fiscal 1996, shifts advertising dollars from a 100% preprint (8-12 page color folio newspaper insert) effort to a more diversified format including TV, radio and ROP (ads printed on newspaper page). The marketing initiative seeks to position the Company as the alternative to department stores. This is conveyed to the consumer in virtually all its advertising vehicles through the use of the slogan "Department Store Brands At 1/2 Price Every Day". Management believes that these merchandising, marketing and advertising strategies will result in the development of a wider customer base, thus increasing sales.

Gross Profit decreased by approximately $653,000, or 4.0%, for the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995. The gross margin dollar decrease was a result of the decline in sales previously cited. As a percentage of net sales, gross margins were 0.1% higher in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995.

Gross profit dollars increased approximately $530,000, or 1.8%, for the first six months of fiscal 1996 over the first six months of fiscal 1995. As a percentage of sales, gross profits increased 0.1% in the first six months of fiscal 1996 compared to the first six months of fiscal 1995.

Operating and Administrative Expenses increased approximately $1,134,000, or 6.7%, for the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995. As a percentage of net sales, operating and administrative expenses increased by 4.0%. The increase in expense of approximately $1,134,000 was the net result of a $927,000 increase in store operating expenses attributable to non-comparable stores, severance costs of approximately $1,179,000 related to the Company's former President, $184,000 of expense savings in the Company's distribution center, and $788,000 of expense savings from various corporate departments.

Operating and administrative expenses increased approximately $3,085,000, or 9.6%, for the first six months of fiscal 1996 over the first six months of fiscal 1995. As a percentage of sales, operating and administrative expenses increased 2.9% in the first six months of fiscal 1996 compared to the first six months of fiscal 1995. The increase in expense of $3,085,000 was due to increased store operating expenses for the non-comparable stores opened since July 29, 1995, and the severance related payments to the Company's former president.

Interest Expense (Net) decreased by approximately $149,000 for the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 and was approximately $403,000 less for the first six months of fiscal 1996 compared to the first six months of fiscal 1995. The decrease in interest expense for both periods was the net result of increases in interest expense on the Company's revolving line of credit, decreased interest expense on the pre-petition debt to the Company's unsecured creditors due to principal payments, and increased interest income generated by the prepayment for merchandise inventory.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for operating expenses, inventory and the minimum payments to the Company's creditors (pursuant to the Plan). The Company's primary sources of funds for its business activities are cash from operations and borrowings under its revolving credit facility with Congress Financial Corporation (Central). In addition, short term trade credit (normally for 30-day periods) represents a significant source of interim financing for merchandise inventories. Trade creditors representing approximately two thirds of all merchandise purchases are extending normal credit terms. During the first six months of fiscal 1996 approximately one third of the Company's purchases, primarily from those vendors that factor their invoices, had to be prepaid because the factor would not extend normal credit terms to the Company. Management believes the percentage of prepayments will not increase over the next few months.

The Company has a financing agreement with a financial institution which provides for revolving credit borrowings and letters of credit of up to $27.5 million (subject to a borrowing base limitation). The rate of interest on borrowings is prime plus 1.5% payable monthly in arrears. A non-use fee of .5% per annum is payable monthly in arrears on the unused portion of the facility. Subsequent to August 3, 1996 the financing agreement was amended to extend the maturity date to October, 1999 and increase the advance rate on inventory balances, which has the effect of increasing available borrowings by approximately $3,000,000. The agreement contains certain restrictions and a covenant limiting annual cumulative capital expenditures. At the end of the first six months of fiscal 1996, the Company was in compliance with all such restrictions and the covenant.

As of August 3, 1996, the Company had approximately $20,075,000 outstanding under the credit facility, as compared with approximately $7,691,000 at February 3, 1996. Amounts available under the credit facility at August 3, 1996 totaled approximately $785,000.

During the first six months of fiscal 1996 and 1995, capital expenditures were approximately $513,000 and $1,487,000, respectively. The following table sets forth the major categories of capital expenditures for both periods.

                                       TOTAL CAPITAL EXPENDITURES
                                              (IN THOUSANDS)
                                              --------------
                                             FIRST SIX MONTHS
                                             ----------------

                                     1996                          1995
                                   -----------                  ------------
New Stores                         $      457                   $     1,289
Distribution Center                        21                            79
Computer Operations                        35                            47
All Other                                   0                            72
                                            -                            --

TOTAL                              $      513                   $     1,487
                                   ==========                   ===========


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

The Company had long-term debt and obligations under capital leases of approximately $13,779,000 at August 3, 1996 and $14,795,000 at February 3, 1996. The Company's ability to satisfy scheduled principal and interest payments under such obligations is dependent on its cash flow and existing credit facility.

The Company recognizes that it has a high level of indebtedness, primarily in the form of line of credit borrowings, creditor debt and capital lease obligations. Its projections take this fact into account, and the Company believes that future cash flows, coupled with borrowings on its line of credit, will be sufficient to cover this level of indebtedness. Management is closely monitoring liquidity in light of the decrease in comparable store sales and higher outstanding borrowings on its line of credit. Sales, inventory purchases, expenses and other items impacting liquidity are being closely managed to assure that adequate liquidity for operations is maintained. In addition, management has negotiated an expanded credit facility with its lender which increases available credit by approximately $3,000,000. Management believes that with its present operating plan and continued focus on liquidity, cash flow from operations and the expanded credit facility will be sufficient to fund capital expenditures, working capital requirements (including prepayments to vendors not extending terms), creditor and long-term debt payments.

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


Items 1 - 4.

         There are no items to report.


Item 5. - Other Information

         The Series B Option Common Stock is subject to an option to purchase exercisable by the Company or the Trustee of the R.G. Stock Trust in 1998 (the "Option"). The Option is noted upon the face of the Series B Option Common Stock certificates. If the Option is exercised, the holder or holders of shares must sell them for a price equal to the fair value of the shares, as determined by an independent appraisal on February 2, 1998, less any payments of Excess Cash Balance (as defined in the Plan) that have been made to creditors entitled to payment
         under the Plan ("Creditors").   Holders of the Series B Option Common
         Stock will not have any rights of appraisal similar to dissenters' rights if they dispute the market value as determined by the independent appraisal. Payments of Excess Cash Balance would result in shareholders having to sell their shares for less than fair market value. Holders of Series B Option Common Stock should note that the Excess Cash Balance paid to the Creditors, if any, shall be credited against, and shall reduce the exercise price for, the option whether or not the holder of any shares of Series B Option Common Stock with respect to which the option is exercised received such Excess Cash Balance.

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

                PART II     -     OTHER INFORMATION (CONTINUED)

Item 6 - Exhibits and Reports on Form 8-K.

         (a)     Exhibits

                 (10)(i)(e)   Amendment No. 4 to Credit Agreement between Richman Gordman 1/2
                              Price Stores, Inc. and Congress Financial Corporation, dated May 6,
                              1996

                 (10)(i)(f)   Amendment No. 5 to Credit Agreement between Richman Gordman 1/2
                              Price Stores, Inc. and Congress Financial Corporation, dated
                              September 12, 1996


                 (10)(ii)(c)  Letter Agreement between Richman Gordman 1/2 Price Stores, Inc. and
                              Dennis E. Reaves, dated May 15, 1996 modifying Employment
                              Agreement.

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


                                        RICHMAN GORDMAN 1/2 PRICE
                                        STORES, INC.



Date:September 16, 1996                 By:   /s/ Jeffrey J. Gordman
     ------------------                       ---------------------------------
                                              Jeffrey J. Gordman, President and
                                              Chief Executive Officer



Date:September 16, 1996                 By:   /s/ Roger R. Faust
     ------------------                       ---------------------------------
                                              Roger R. Faust, Senior Vice
                                              President
                                              Chief Financial Officer, Secretary
                                              and Treasurer

                                 EXHIBIT INDEX

Exhibit                   Description                                                                 Page
- -------                   -----------                                                                 ----
(10)(i)(e)                Amendment No. 4 to Credit Agreement between                               18 - 20
                          Richman Gordman 1/2 Price Stores, Inc. and
                          Congress Financial Corporation, dated May 6, 1996

(10)(i)(f)                Amendment No. 5 to Credit Agreement between                               21 - 24
                          Richman Gordman 1/2 Price Stores, Inc. and
                          Congress Financial Corporation, dated September 12, 1996

 (10)(ii)(c)              Letter Agreement between Richman Gordman                                  25 - 28
                          1/2 Price Stores, Inc. and Dennis E. Reaves,
                          dated May 15, 1996 modifying Employment
                          Agreement.

(27)                      Financial Data Schedule                                                   29 - 30