Form 10-Q
period 1996-11-02
RICHMAN GORDMAN 1/2 PRICE STORES INC
filed 1996-12-17
CIK 924120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended November 2, 1996

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        YES  X    NO
                                 ---      ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


             Class of Common Stock       Outstanding at November 2, 1996
             ---------------------       -------------------------------
             Common Stock:
                Series A                      16,695,000 shares
                Series B Option               10,200,000 shares


                                  Page 1 of 19
                        Exhibit Index Appears At Page 17

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
             -----------------------------------------------------


                                                                PAGE
                                                                ----

PART I      -        FINANCIAL INFORMATION

  Item 1    -        Financial Statements (Unaudited)

                     Consolidated Balance Sheets as of
                        November 2, 1996 and February 3, 1996     3

                     Consolidated Statements of Operations -
                        Three Months Ended November 2, 1996
                           and October 28, 1995
                        Nine Months Ended November 2, 1996
                           and October 28, 1995                   4

                     Consolidated Statements of Cash Flows -
                        Nine Months Ended November 2, 1996
                           and October 28, 1995                   5 - 6

                     Notes to Consolidated Financial Statements   7 - 8

  Item 2    -        Management's Discussion and Analysis of      9 - 13
                        Financial Condition and Results of
                        Operations



PART II     -        OTHER INFORMATION

  Items 1-4 -        None                                        14

  Item 5    -        Other Information                           14

  Item 6    -        Exhibits and Reports on Form 8-K            15

  Signatures                                                     16

  Exhibit Index                                                  17

                        PART I - FINANCIAL INFORMATION
                       ITEM I  -  FINANCIAL STATEMENTS

            RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                           November 2, 1996    February 3, 1996
                                                           ----------------    ----------------
ASSETS
CURRENT  ASSETS:
 Cash                                                         $   314,906       $   488,012
 Accounts receivable, less allowance for doubtful
  accounts of $467,789 and $349,422                             1,720,125           928,792
 Merchandise inventories                                       37,846,645        30,786,359
 Prepaid expenses and other current assets                      1,866,927         2,145,237
                                                              -----------       -----------
   Total current assets                                        41,748,603        34,348,400

PROPERTY, BUILDINGS AND EQUIPMENT, net                         15,082,324        16,681,855

OTHER ASSETS                                                      296,292           978,691
                                                              -----------       -----------
                                                              $57,127,219       $52,008,946
                                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Line of credit borrowings                                    $18,646,693       $ 7,690,923
 Accounts payable                                              10,820,428         7,953,024
 Accrued expenses                                               4,789,486         5,118,000
 Taxes accrued and withheld                                     3,000,821         2,252,451
 Income taxes payable                                             206,104           206,104
 Current portion of long-term debt                              2,637,534         2,779,207
 Current maturites of capital lease obligations                 1,226,991         1,229,819
                                                              -----------       -----------
   Total current liabilities                                   41,328,057        27,229,528

LONG-TERM DEBT, net of current portion                          3,774,588         4,201,143

CAPITAL LEASE OBLIGATIONS, net of current portion               9,676,145        10,594,328

OTHER LONG-TERM LIABILITIES                                       594,267           585,765

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock
  Series A common stock, $.01 par value; 19,800,000
   shares authorized; 19,260,000 and 17,640,000 shares issued     192,600           176,400
  Series B option common stock, $.01 par value; 10,200,000
   shares authorized, issued and outstanding                      102,000           102,000
 Paid-in capital                                                4,562,886         4,436,526
 Retained earnings (deficit)                                   (2,877,604)        4,683,256
 Less:  Treasury Stock, at cost, 2,565,000 shares                (225,720)                -
                                                              -----------       -----------
  Total stockholders'  equity                                   1,754,162         9,398,182
                                                              -----------       -----------
                                                              $57,127,219       $52,008,946
                                                              ===========       ===========

See notes to consolidated financial statements.

            RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                          Three Months Ended                    Nine Months Ended
                                 November 2, 1996  October 28, 1995     November 2, 1996  October 28, 1995
                                 ----------------  ----------------     ----------------  ----------------
NET SALES                            $ 50,484,778      $ 52,730,784         $137,950,813     $138,812,673

COST OF SALES                          32,367,912        35,227,702           89,650,635       91,656,407
                                     ------------      ------------         ------------     ------------
     Gross Profit                      18,116,866        17,503,082           48,300,178       47,156,266

OPERATING AND
ADMINISTRATIVE EXPENSES                18,119,210        18,167,944           53,004,416       50,168,723
                                     ------------      ------------         ------------     ------------

     Loss from operations                  (2,344)         (664,862)          (4,704,238)      (3,012,457)
                                     ------------      ------------         ------------     ------------

OTHER INCOME (EXPENSE):
 Interest expense                      (1,070,545)       (1,042,161)          (2,857,716)      (3,050,347)
 Interest income                              200             7,040                1,094           27,080
                                      ------------      ------------         ------------     ------------

                                       (1,070,345)       (1,035,121)          (2,856,622)      (3,023,267)
                                     ------------      ------------         ------------     ------------

LOSS BEFORE PROVISION FOR
 INCOME TAX                            (1,072,689)       (1,699,983)          (7,560,860)      (6,035,724)

PROVISION FOR INCOME TAXES              -                 -                    -                -

                                     ------------      ------------         ------------     ------------
NET LOSS                             $ (1,072,689)     $ (1,699,983)        $ (7,560,860)    $ (6,035,724)
                                     ============      ============         ============     ============


LOSS PER COMMON SHARE                $      (0.04)     $      (0.06)        $      (0.26)    $      (0.20)
                                     ============      ============         ============     ============

WEIGHTED AVERAGE
SHARES OUTSTANDING                     27,435,000        30,000,000           28,575,000       30,000,000
                                     ============      ============         ============     ============




See notes to consolidated financial statements.

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          NINE MONTHS ENDED
                                                                 NOVEMBER 2, 1996     OCTOBER 28, 1995
                                                                 ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                       $137,322,164        $ 138,003,574
Merchandise purchases                                               (93,837,085)        (102,731,814)
Cash paid for operating and administrative expenses                 (49,804,615)         (50,482,441)
Interest paid on capital leases                                      (1,053,461)          (1,165,583)
Interest paid on other debt obligations                              (1,176,180)            (945,263)
                                                                   ------------        -------------

         Net cash used by operating activities                       (8,549,177)         (17,321,527)


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment                         (609,267)          (2,565,156)
Decrease in cash surrender value life
 insurance policies                                                           -                5,546
                                                                   ------------        -------------
         Net cash used in investing activities                         (609,267)          (2,559,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit line                              10,955,770           17,324,678
Payments on obligations under capitalized leases                       (921,011)            (895,909)
Payments to prepetition secured creditors                              (603,000)            (603,000)
Purchase of Treasury Stock                                             (225,720)                   -
Payments made under plan of reorganization                             (220,701)          (2,223,351)
                                                                   ------------        -------------

         Net cash provided by financing activities                    8,985,338           13,602,418
                                                                   ------------        -------------

NET DECREASE IN CASH                                                   (173,106)          (6,278,719)

CASH, Beginning of period                                               488,012            6,607,476
                                                                   ------------        -------------

CASH, End of period                                                $    314,906        $     328,757
                                                                   ============        =============


See notes to consolidated financial statements.

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)


                                                                Nine Months Ended
                                                        November 2, 1996     October 28, 1995
                                                        ----------------     ----------------
RECONCILIATION OF NET LOSS TO NET CASH
  USED BY OPERATING ACTIVITIES:
Net loss                                                   $(7,560,860)        $ (6,035,724)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                              2,346,929            2,310,324
  Net changes in assets and liabilities:
   Accounts receivable                                        (791,333)          (1,176,636)
   Merchandise inventory                                    (7,060,286)          (8,835,553)
   Prepaid expenses                                            278,310           (4,864,080)
   Accounts payable                                          2,867,404             (272,450)
   Other assets                                                544,266             (381,212)
   Other accrued expenses                                      826,393            1,933,804
                                                           -----------         ------------

   Net cash used by operating activities                   $(8,549,177)        $(17,321,527)
                                                           ===========         ============


             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. MANAGEMENT REPRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by Richman Gordman 1/2 Price Stores, Inc. and subsidiary (the "Company") and additional footnotes are reflected in the audited consolidated financial statements contained in the Annual Report on Form 10-K of the Company for the fiscal year ended February 3, 1996.

2. DESCRIPTION OF BUSINESS

   On October 20, 1993, the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to a confirmed Plan of Reorganization (the "Plan"). The Company operated 32 1/2 Price Stores as of November 2, 1996, and 31 1/2 Price Stores as of October 28, 1995. The 1/2 Price primary concept is to offer first quality, name brand merchandise at half of the conventional department store regular prices or at half of manufacturers' suggested retail prices.

3. MERCHANDISE INVENTORIES

   Merchandise inventories are stated at the lower of cost (on a last-in, first-out, or LIFO basis) or market. Total inventories would have been higher at November 2, 1996, and February 3, 1996, by approximately $9,084,977 and $8,615,977, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation.

4. INCOME TAXES

   As of February 3, 1996 (the Company's most recent tax year-end), the Company had net operating loss carryforwards of approximately $15,053,000, which expire through 2010. A valuation allowance has been provided against this net operating loss benefit until realization of these benefits becomes more likely than not. No income tax benefit was recorded for the first nine months of fiscal 1996 and 1995 because of the uncertainty of the realization of such benefits in the future resulting from recent losses.

5. STOCKHOLDERS' EQUITY

   Should the Company fulfill its minimum obligation to the unsecured creditors under the Plan, the Company and the former preferred shareholder's designee have the option to purchase all or a portion of the 10,200,000 shares of Series B Option Common Stock issued to the unsecured creditors at a price equal to the fair value of the stock on February 2, 1998, less the amount of any Excess Cash Balance paid to the unsecured creditors during the term of the Plan. As of November 2, 1996 there is no excess cash paid to the unsecured creditors. During fiscal 1995, previous Excess Cash Balance payments totaling $3,277,224 were used to fulfill the Company's minimum obligation to the unsecured creditors.

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

8. TREASURY STOCK TRANSACTION

   In connection with the resignation of the Company's chief executive officer, the Company purchased the 2,565,000 shares of the executive's stock at a fair market value of $225,720.

                         PART I - FINANCIAL INFORMATION

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales:


                                     THREE MONTHS ENDED        NINE MONTHS ENDED

                                   November 2,  October 28,  November 2,  October 28,
                                      1996         1995         1996         1995
                                   -----------  -----------  -----------  -----------
Net Sales                            100.0%       100.0%       100.0%       100.0%

Cost of Sales                         64.1         66.8         65.0         66.0
                                     -----        -----        -----        -----

Gross Profit                          35.9         33.2         35.0         34.0

Operating and
 Administrative Expenses              35.9         34.4         38.4         36.1
                                     -----        -----        -----        -----

Loss From Operations                   0.0         (1.2)        (3.4)        (2.1)

Interest Expense - Net                (2.1)        (2.0)        (2.1)        (2.2)
                                     -----        -----        -----        -----

Loss Before Provision For Taxes       (2.1)        (3.2)        (5.5)        (4.3)

Provision For Income Taxes               -            -            -            -
                                     -----        -----        -----        -----

Net Loss                              (2.1)%       (3.2)%       (5.5)%       (4.3)%
                                     =====        =====        =====        =====

Net Sales for the third quarter of fiscal 1996 decreased approximately $2,246,000, or 4.3%, compared to net sales for the third quarter of fiscal 1995 due primarily to sales decreases in comparable stores during the period. Comparable store sales in the third quarter of fiscal 1996 were approximately $42,350,000 this year compared to $46,257,000 last year, a decrease of $3,907,000, or 8.4%. However, this decline represents an improvement from the first and second quarters of fiscal 1996 where comparable store sales were down 9.8% and 13.5%.

Net sales for the first nine months of fiscal 1996 decreased by approximately $862,000, or 0.6%, over the first nine months of fiscal 1995 due primarily to sales decreases in comparable stores during the period which more than offset the increase in sales due to the opening of one new store since October 28, 1995 and the increase in sales at four non-comparable stores. Comparable store sales for the first nine months of fiscal 1996 were approximately $114,954,000 this year compared to $128,535,000 last year, a decrease of approximately $13,581,000, or 10.6%. Although comparable store sales continue to decline, there is improvement as evidenced by the fact that the third quarter comparable store sales decrease of 8.4% compares favorably with the 11.8% decrease in the first half.

During the third quarter management implemented certain strategic initiatives in response to the negative comparable store sales trend in the first half of the year. The initiatives involve intensifying the Company's overall offering of department store and specialty store branded merchandise. In conjunction with this brand intensification focus, a new market positioning and advertising strategy was developed to specifically address the need to increase market share. The new advertising strategy, which was implemented in August of fiscal 1996, shifts advertising dollars from a 100% preprint (8-12 page color folio newspaper insert) effort to a more diversified format including TV, radio and ROP (ads printed on newspaper page). The marketing initiative seeks to position the Company as the alternative to department stores. This is conveyed to the consumer in virtually all its advertising vehicles through the use of slogans such as: "Department Store Brands At 1/2 Price Every Day", "Brands You Know (1/2 Price Stores logo) Values You Expect", and "The Biggest Selection of Name Brands at (1/2 Price Stores logo). Management believes that these merchandising, marketing and advertising strategies contributed to the improvement in the negative comparable store sales during the third quarter of fiscal 1996 compared to the first two quarters of 1996.

Gross Profit dollars increased by approximately $614,000, or 3.5%, for the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. The gross margin dollar increase was a result of an increase in the gross margin rate which increased from 33.2% of sales in the third quarter of fiscal 1995 to 35.9% of sales in the third quarter of fiscal 1996. Gross profit dollars increased approximately $1,144,000, or 2.4%, for the first nine months of fiscal 1996 over the first nine months of fiscal 1995. As a percentage of sales, gross profits increased 1.0% in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995. The Company was able to realize this improvement in gross margin by selling more goods at normal selling price due to its new marketing strategy, as well as by maintaining a higher initial markup due to better negotiating, and pricing some goods to sell at less than a 50% discount. The Company intends to continue implementation of these strategies with the goal of further improvements in gross profit in future periods.

Operating and Administrative Expenses decreased approximately $49,000, or 0.3%, for the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. As a percentage of net sales, operating and administrative expenses increased by 1.5%. These dollar savings have been achieved because the Company is operating at a reduced level of corporate overhead, achieved through a combination of attrition, restructuring of job responsibilities, and layoffs. During the third quarter of fiscal 1996 corporate level payrolls decreased by approximately $378,000 compared to the third quarter of fiscal 1995, offsetting increases in sales promotion costs.

Operating and administrative expenses increased approximately $2,836,000, or 5.7%, for the first nine months of fiscal 1996 over the first nine months of fiscal 1995. As a percentage of net sales, operating and administrative expenses increased by 2.3%. The increase in expense of approximately $2,836,000 was the net result of a $2,591,000 increase in non-comparable store operating expense, severance-related costs of approximately $1,179,000 related to the Company's former president, increased sales promotion costs of approximately $1,196,000, decreases in distribution center costs of approximately $189,000, decreases in costs in comparable stores of approximately $415,000, and decreases in various corporate departments totaling approximately $1,526,000.

Interest Expense (Net) increased by approximately $35,000 for the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 and was approximately $167,000 less for the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995. The change in interest expense for the nine-month period was the net result of increases in interest expense on the Company's revolving line of credit, decreased interest expense in the pre-petition debt to the Company's unsecured creditors due to principal payments, and decreased interest expense on capitalized leases.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for operating expenses, inventory and the minimum payments to the Company's creditors (pursuant to the Plan). The Company's primary sources of funds for its business activities are cash from operations and borrowings under its revolving credit facility with Congress Financial Corporation (Central). In addition, short term trade credit (normally for 30-day periods) represents a significant source of interim financing for merchandise inventories. Trade creditors representing approximately two thirds of all merchandise purchases are extending normal credit terms. During the first nine months of fiscal 1996 approximately one third of the Company's purchases, primarily from those vendors that factor their invoices, had to be prepaid because the factor would not extend normal credit terms to the Company. Management believes the percentage of prepayments will not increase over the next few months.

The Company has a financing agreement with a financial institution which provides for revolving credit borrowings and letters of credit of up to $27.5 million (subject to a borrowing base limitation) with a maturity date in October 1999. The rate of interest on borrowings is prime plus 1.5% payable monthly in arrears. A non-use fee of .5% per annum is payable monthly in arrears on the unused portion of the facility. The agreement contains certain restrictions and a covenant limiting annual cumulative capital expenditures. At the end of the first nine months of fiscal 1996, the Company was in compliance with all such restrictions and the covenant.

As of November 2, 1996, the Company had approximately $18,647,000 outstanding under the credit facility, as compared with approximately $7,691,000 at February 3, 1996. Amounts available under the credit facility at November 2, 1996, totaled approximately $6,580,000.

During the first nine months of fiscal 1996 and 1995, capital expenditures were approximately $609,000 and $2,565,000, respectively. The following table sets forth the major categories of capital expenditures for both periods.


                                     TOTAL CAPITAL EXPENDITURES
                                          (IN THOUSANDS)
                                         FIRST NINE MONTHS

                                     --------------------------

                                            1996    1995
                                            ----  ------
Stores                                      $409  $2,309
Distribution Center                           63     102
Computer Operations                          112      82
All Other                                     25      72
                                            ----  ------

TOTAL                                       $609  $2,565
                                            ====  ======



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

The Company had long-term debt and obligations under capital leases of approximately $13,451,000 at November 2, 1996, and $14,795,000 at February 3, 1996. The Company's ability to satisfy scheduled principal and interest payments under such obligations is dependent on its cash flow and existing credit facility.

The Company recognizes that it has a high level of indebtedness, primarily in the form of line of credit borrowings, creditor debt and capital lease obligations. Management is closely monitoring liquidity in light of the decrease in comparable store sales and higher outstanding borrowings on its line of credit. The following are among the liquidity initiatives being undertaken. Sales, inventory purchases, expenses and other items impacting liquidity are being closely managed to assure that adequate liquidity for operations is maintained. In the prior quarter, the Company negotiated an expansion of its credit facility which increased available credit by approximately $3,000,000. The Company continues to evaluate other operating line options which would further expand its available credit. The Company is also pursuing the sale of owned real properties to provide additional liquidity. The Company has also had favorable conversations with its Creditors' Committee and anticipates that shortly it will finalize agreements with that Committee regarding deferral of the creditor payment due at the end of Fiscal Year 1996. Management believes that with its present operating plan and continued focus on liquidity, cash flow from operations and the expanded credit facility will be sufficient to fund capital expenditures, working capital requirements (including prepayments to vendors not extending terms), deferred creditor payments and long-term debt payments.

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


Items 1 - 4.
------------

     There are no items to report.


Item 5. - Other Information
---------------------------

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

               PART II     -     OTHER INFORMATION (CONTINUED)
               -----------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              (27) Financial Data Schedule


         (b)  Reports on Form 8-K

              There are no items to report.

                     PART II     -     OTHER INFORMATION
                     -----------------------------------

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RICHMAN GORDMAN 1/2 PRICE
                                   STORES, INC.




Date:  12/17/96                    By: /s/ Jeffrey J. Gordman
     -------------------------        -----------------------------------------
                                        Jeffrey J. Gordman, President and
                                        Chief Executive Officer



Date:  12/17/96                    By: /s/ Roger R. Faust
     -------------------------        -----------------------------------------
                                        Roger R. Faust, Senior Vice President,
                                        Chief Financial Officer, Secretary and
                                        Treasurer

                                 EXHIBIT INDEX


Exhibit                     Description                                   Page
-------                     -----------                                   ----

(27)                        Financial Data Schedule                     19 - 20