Form 10-K405
period 1997-02-01
RICHMAN GORDMAN 1/2 PRICE STORES INC
filed 1997-05-02
CIK 924120

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 1997
                          -----------------------------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               ---------------------------   ------------------
Commission file number  0-24328
                      ---------------------------------------------------------

                   Richman Gordman 1/2 Price Stores, Inc.
         ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                47-0771211
-----------------------------------------------------    ----------------------
     State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization                       Identification No.)

12100 West Center Road, Omaha, Nebraska                            68144
-----------------------------------------------------    ----------------------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (402) 691-4000
                                                  -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
            None.
----------------------------------     -----------------------------------------
----------------------------------     -----------------------------------------

          Securities registered pursuant to section 12(g) of the Act:

                        Common Stock, Par Value $.01
     ----------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 8, 1997, an aggregate of 26,715,000 shares of Common Stock, par value $.01, were outstanding, composed of 16,515,000 shares of Series A Common Stock and 10,200,000 shares of Series B Option Common Stock. The registrant's stock is not publicly traded, and therefore there is no ascertainable aggregate market value of voting stock held by non-affiliates.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES  X     NO
   -----     ----
     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended February 1, 1997, have been incorporated by reference into Parts I and II of this Report. Portions of the Registrant's Registration Statement on Form S-1 (Commission File No. 33-79352) and Amendment No. 4 thereto, have been incorporated by reference in Part IV of this report.

                            Exhibit Index on Page 35

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

  RICHMAN GORDMAN DEPARTMENT STORES, INC.

       Richman Gordman Department Stores, Inc. was a moderately priced department store chain which at its peak consisted of 15 stores located in five Midwestern states. Occupying a niche between mass merchants and traditional department stores, Richman Gordman Department Stores was positioned as a promotional, popularly priced, branded, family department store. The chain's merchandising strategy was to dominate the market for "main floor" (i.e. popularly priced) national brands in apparel and softline home furnishings by offering broad assortments and inventory depth in sizes and colors, and by promoting aggressively.

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

       The 1/2 Price concept is to offer top quality, name brand merchandise at half of department store and specialty store regular prices. 1/2 Price Stores is able to execute this concept through opportunistic buying strategies including the purchase of manufacturers' close-outs and overstocks, in season purchases, other retailers' canceled orders, merchandise made from excess piece goods and bulk production overruns. The quality and negotiating strength of the 1/2 Price Stores' buying staff have enabled the 1/2 Price Stores to acquire merchandise at substantial discounts from normal wholesale prices, sell at not more than half of regular department store prices and achieve strong gross margins. Please see "ITEM
  1. BUSINESS -- THE COMPANY -- MERCHANDISING" for a discussion of the Company's current merchandise strategy.


                                 THE BANKRUPTCY

  PLAN OF REORGANIZATION

       On June 17, 1992, Richman Gordman Stores, Richman Gordman Department Stores and 1/2 Price Stores filed for protection under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nebraska. During the bankruptcy proceedings, the Companies operated as debtors-in-possession.

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

       The Company also issued a secured note in the amount of $4 million to Harris Trust and Savings Bank ("Harris Bank") in partial satisfaction of pre-bankruptcy obligations. This note is payable in equal installments over five years, and it bears an interest rate of 7%. The note is secured by most of the real property held by the Company in addition to furniture, machinery and equipment located in the Company's Distribution Center and corporate offices. Events of default under the note include entering into voluntary bankruptcy proceedings, involuntary bankruptcy proceedings that are not dismissed within ninety days of their initiation, failure to pay principal or interest payments within ten days after their due date, and acceleration of annual payments to the Creditors by the Creditor's Committee. Please see "ITEM 1. BUSINESS -- THE BANKRUPTCY -- PAYMENT OBLIGATIONS TO CREDITORS" for a description of the acceleration provisions. Harris Bank was also the largest unsecured creditor and, at April 8, 1997, held approximately 10.4% of the Company's Series B Option Common Stock on a fully diluted basis.

       The Plan provided that Richman Gordman Stores and 1/2 Price Stores merge into Richman Gordman Department Stores. These mergers took place on the Effective Date. Additionally, pursuant to the Plan, the Company was formed and Richman Gordman Department Stores was merged into it.

       As contemplated by the Plan, on the Effective Date, the Company entered into a Credit Agreement with Congress Financial Corporation. The original agreement was for a $25 million maximum facility with a four-year term through October 20, 1997, with provisions for annual renewals unless either party gives notice of non-renewal within 90 days prior to contract expiration. The Credit Agreement is the Company's primary credit facility. The amount the Company may borrow is determined by a formula based on eligible inventory. This line of credit is secured by substantially all of the current assets of the Company, including general intangibles.

       The Company subsequently amended and extended the Congress Credit Agreement in the Fall of 1996. The maximum facility was increased to $27.5 million, the interest rate was reduced to 1% over the prime rate, the agreement was extended to October 20, 1999, the definition of eligible inventories was expanded, and the borrowing advance rate was increased.

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



ANNUAL FISCAL YEAR  ANNUAL MINIMUM        CUMULATIVE MINIMUM    ANNUAL PLAN CASH      CUMULATIVE PLAN
                    PAYMENT               PAYMENT               BALANCE               CASH BALANCE
------------------  --------------        ------------------    ----------------      ---------------
       1993         $ 2,302,000           $   2,302,000           $ 2,708,000           $ 2,708,000
       1994           3,275,000               5,577,000             3,853,000             6,561,000
       1995           5,521,000              11,098,000             6,495,000            13,056,000
       1996           1,939,000              13,037,000             2,281,000            15,337,000
       1997           1,828,000              14,865,000             2,151,000            17,488,000
                    -----------                                   -----------
                    $14,865,000                                   $17,488,000
                    ===========                                   ===========

  The Company operates on a fiscal year basis, and its Fiscal Years through 1997 end on the dates shown below:


             Fiscal Year                            Ends
             -----------                            ------
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

       OTHER TERMS. In no event will the Company be required to pay with respect to any Fiscal Year an amount which, when added to prior payments of Actual Cash Balance and Excess Cash Balance, exceeds the greater of Cumulative Minimum Payments or Cumulative Actual Cash Balance. The annual payment will be distributed to Creditors not later than 90 days after the end of the Fiscal Year. However, in January, 1997, the Creditors' Committee agreed to defer for up to one year the $1.9 million payment due for Fiscal Year 1996 under the Plan.

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

       On April 29, 1994, the Creditors were sent the annual payment for Fiscal Year 1993 required by the Plan. The payment totaled $4,152,613, composed of the following:


            Annual Minimum Payment               $2,302,000
            Actual Cash Balance up to
            Plan Cash Balance                       406,000
                                                 ----------
            Annual Plan Cash Balance              2,708,000
            50% of Excess Cash Balance            1,444,613
                                                 ----------

            Total Payment to Creditors           $4,152,613
                                                 ==========


       Payments to creditors required by the Plan for Fiscal Year 1994 in the total amount of $6,073,260 were paid on April 28, 1995, and consisted of the following amounts:


            Annual Minimum Payment               $3,275,000
            Actual Cash Balance up to
            Plan Cash Balance                       578,000
                                                 ----------
             Annual Plan Cash Balance             3,853,000
            Tax Benefit in Excess
            of $500,000                             387,649
            50% of Excess Cash Balance            1,832,611
                                                 ----------

             Total Payment to Creditors          $6,073,260
                                                 ==========

       Payments to creditors required by the Plan for Fiscal Year 1995 in the total amount of $1,480,477 consisted of the following amounts:


            Annual Minimum Payment               $1,259,776
            Tax Benefits                            220,701
                                                 ----------

             Total Payment to Creditors          $1,480,477
                                                 ==========


  For Fiscal Year 1995, no Annual Cash Balance up to Plan Cash Balance or Excess Cash Balance were available. The Annual Minimum Payment was computed by crediting the previous two years' payment up to Plan Cash Balance and Excess Cash Balance Payments to the required Cumulative Minimum Payment.

       For Fiscal Year 1996, no Annual Cash Balance up to Plan Cash Balance or Excess Cash Balance were available. In addition, the Creditors' Committee agreed to allow the Company to defer the 1996 Minimum Payment of $1,939,000 for up to one year in exchange for a subordinated security interest in certain real and personal property associated with the Company's distribution center facility.

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

       Although with respect to the Company's Fiscal Years ended January 29, 1994, and January 28, 1995, the Company made Excess Cash Balance payments of $1,444,613 and $1,832,611, respectively, to Creditors, the Company's cash position during Fiscal Year 1995 was such that all of the prior Excess Cash Balance payments were utilized to make a portion of the $5.5 million minimum payment to creditors required for Fiscal Year 1995. No Excess Cash Balance payments were generated for Fiscal Year 1996. Therefore, if the Option were exercised at this date, the Excess Cash Balance payments would result in no reduction from fair market value in the Option exercise price. Additional payments of Excess Cash Balance may be created in the next Fiscal

  Year which may reduce the Option exercise price. For any given Fiscal Year, the Excess Cash Balance is the excess of the Company's actual year-end cash balance over the Cumulative Plan Cash Balance for that year. The cumulative total of the Excess Cash Balance will be reported in the Company's annual and quarterly financial reports.

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

       The Plan also describes certain occurrences that are defined as events of default. These events include the failure to make payments pursuant to the annual Minimum Payment Obligation, the failure to perform or observe any of the terms or provisions of the Plan, the entering of an order of relief under the Bankruptcy Code is granted to or against the Company, the Company voluntarily or involuntarily makes an assignment for the benefit of creditors, applies for or consents to the appointment of a receiver, trustee, custodian or similar officer for all or for any substantial part of its assets, voluntarily or involuntarily institutes any bankruptcy, insolvency, liquidation, reorganization, readjustment, dissolution, or similar proceeding, the entry of a judgment against the Company in an amount exceeding the Company's insurance coverage by more than $200,000, and the failure of the Company's cumulative EBITDA to equal or exceed certain EBITDA levels. The Company did not meet the applicable EBITDA level at the end of Fiscal Year 1995. However, the Creditors' Committee has waived the EBITDA covenant in its entirety for Fiscal Year 1995, as well as Fiscal Years 1996
  and 1997.   Also, as noted above, in January, 1997, the Creditors' Committee agreed to defer for up to one year the $1.9 million payment due for Fiscal Year 1996 under the Plan.

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

       Additional information in response to this Item 1 is incorporated by reference to the "Products and Services" section of the Company's Annual Report to Shareholders for the fiscal year ended February 1, 1997 (the "1996 Annual Report").

  ITEM 2. PROPERTIES.

       Information in response to this Item 2 is incorporated by reference to the "Products and Services" Section of the 1996 Annual Report.

  ITEM 3. LEGAL PROCEEDINGS

       As noted above, the Company's predecessor entities filed for bankruptcy protection in 1992, and in 1993 the United States Bankruptcy Court for the District of Nebraska approved the Plan under which the Company continues to operate. For a detailed discussion of the Plan, please see "ITEM 1. BUSINESS -- THE COMPANY -- THE BANKRUPTCY -- PLAN OF REORGANIZATION." Additionally, the Bankruptcy Court has retained jurisdiction to insure that the purpose and intent of the Plan are carried out as well as to consider any modifications of the Plan and to hear any claims, controversies, suits and disputes against the Company that may arise during the five-year term of the Plan.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       There are no items to report.

                                    PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

       Information in response to this Item 5 is incorporated by reference to the 1996 Annual Report.



  ITEM 6. SELECTED FINANCIAL DATA.

       Information in response to this Item 6 is incorporated by reference to the "Selected Financial Data" section of the 1996 Annual Report.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.


       Information in response to this Item 7 is incorporated by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1996 Annual Report.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


       Information in response to this Item 8 is incorporated by reference to the Consolidated Financial Statements, notes thereto and report thereon contained in the 1996 Annual Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.


       There are no items to report.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT


                                   MANAGEMENT

                                   DIRECTORS

       Three members of the Gordman family are Directors of the Company: Jerome
  P. Gordman, Nelson T. Gordman, and Jeffrey J. Gordman. Nelson and Jerome Gordman are brothers; Jerome Gordman is the father of Jeffrey Gordman. Jeffrey Gordman is also President and Chief Executive Officer. The table below sets forth the name, age and position of the Company's Directors as well as the means of designation pursuant to the Plan:


NAME                     AGE            POSITION
-----------------------  ---            --------

Paul M. Bass, Jr.(2)(5)   61            Chairman of the Board of Directors



Jeffrey J. Gordman (2)(4) 33            Director, President, and Chief
                                        Executive Officer


Paul M. Buxbaum(1)(5)     42            Director

Jerome P. Gordman(4)      58            Director

Nelson T. Gordman(3)(4)   57            Director

Thomas J. Noonan, Jr.     57            Director
(2)(3)(5)

Philip Scheipe(1)(3)(5)   59            Director

Seth J. Lehr (1)          40            Director




(1) Member of the Compensation Committee.
(2) Member of the Executive Committee.
(3) Member of the Audit Committee.
(4) Designated as a member of the Board by the Gordman Trustee.
(5) Designated as a member of the Board by the Creditors' Committee.

       All Directors, other than Seth Lehr, were appointed on the Effective Date. On October 1, 1996, Mr. Lehr was nominated by Jeffrey Gordman, as President and Chief Executive Officer, to fill the vacancy created by the
  resignation of Dennis Reaves, in accordance with the terms of the Plan.   Mr.
  Lehr was elected on October 29, 1996, by the Board of Directors to serve the remaining term of Mr. Reaves' directorship.

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

       In the event of the death, resignation, or incapacity of any of the initial Directors, a successor Director will be chosen as follows:

       - Successor Directors to Directors selected by the Creditors'
         Committee will be chosen by the remaining Directors selected by the Creditors' Committee and any successor Directors to Directors selected by the Creditors' Committee.

       - Successor Directors to the Directors selected by the Chief
         Executive Officer will be chosen by the Chief Executive Officer or any successor thereto.

       - Successor Directors to the Directors chosen by Dan Gordman will be selected by the Gordman Trustee.

     Within forty-five days after the expiration of the term of the Plan, the then-Chairman of the Board of Directors shall call a special meeting to provide for the election of new members of the Board of Directors. Shareholders will not have cumulative voting rights with respect to the election of Directors.

                                    OFFICERS

     The table below sets forth the name, age and position of the Company's executive officers:


NAME                  AGE              POSITION
                      ---              --------

Paul M. Bass, Jr.     61               Chairman of the Board of Directors

Jeffrey J. Gordman    33               Director, President and Chief Executive
                                       Officer

James H. Cooke        48               Vice President, Stores

Norman J. Farrington  49               Vice President, Chief Information Officer

Donald L. DeGraeve    54               Vice President, General Merchandise
                                       Manager

John Simkins          49               Vice President, Distribution

Edward D. Williamson  42               Vice President, Human Resources

Ronald K. Hall        54               Vice President, Operations

Edward Pitkoff        56               Vice President, Marketing and Promotion



                     BIOGRAPHIES OF DIRECTORS AND OFFICERS

DIRECTORS

     Mr. Paul M. Bass, Jr. is the Chairman of the Board of Directors. From 1988 to the present, he has been Vice Chairman of First Southwest Company, a Dallas-based regional investment banking firm. Mr. Bass specializes in corporate finance, investment management and public finance. Mr. Bass is also presently a Director and Chairman of the Audit Committee and a member of the Executive Committee of California Federal Savings Bank, a Director of Keystone Consolidated Industries (also Chairman of Audit Committee), a Director of Source Services, Inc. (also a member of Executive Committee) and is a Director and Chairman of the Board of MACC Private Equities Inc., a business development company making venture capital investments. Mr. Bass holds a B.B.A. in Finance from Southern Methodist University.

     Mr. Paul M. Buxbaum is a Director of the Company. From 1973 to 1978, Mr. Buxbaum was a field representative for liquidators of retail discount specialty and department stores. In 1978 he opened a chain of mass merchandising off-price retail men's clothing stores in greater Los Angeles and in 1982 he sold the eight stores which were doing in excess of $8 million dollars in annual sales. Mr. Buxbaum is the President and Secretary Treasurer of Buxbaum, Ginsberg & Associates, a national merchandising firm organized in 1983 as a consulting firm which emphasizes restructuring needs and recovery services to companies on a nationwide basis. Mr. Buxbaum is also President of BGA Consulting which provides loan evaluations for major banks, financial institutions and insurance companies. He is also a Director and Chairman of the Board of Ames Department Stores, Inc. of Rockyhill, Connecticut and serves on the Compensation and Finance/Audit committees. Mr. Buxbaum attended California State University in Northridge where he studied business and finance.

     Mr. Jeffrey J. Gordman is a Director, President and Chief Executive Officer for the Company. At the Company, Mr. Gordman previously held positions in merchandising, store operations and information technology. In addition, Mr. Gordman designed the Planning and Allocation function for 1/2 Price Stores, including the organization structure and business processes, and oversaw its implementation in 1994. Prior to joining the Company in 1990, Mr. Gordman was a mergers and acquisitions analyst for Shearson Lehman Brothers, a New York-based investment banking firm now known as Lehman Brothers. Mr. Gordman graduated cum laude from the harton School at the University of Pennsylvania in 1986 with a B.S. in Economics. Mr. Gordman also earned a Masters of Management at the Sloan School, Massachusetts Institute of Technology in 1990.

     Mr. Jerome P. Gordman, Director, has 32 years of department store and specialty store experience. He joined Richman Gordman in 1962 after active duty with the Army as a lieutenant. He helped develop the Company into a five-state retailer during his 23 years with Richman Gordman. He rose to Chief Operating Officer of Richman Gordman Department Stores and Executive Vice President of Richman Gordman Stores. In 1984, Mr. Gordman joined Kalico's, Inc., a specialty store, as its President. After the closing of Kalico's, Inc., in 1997, Mr. Gordman became the Managing Partner of Gordman Properties Company, a company with diversified real estate holdings in Nebraska and Iowa. Mr. Gordman graduated from the Wharton School at the University of Pennsylvania with a B.S. in Economics.

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

     Mr. Seth Lehr is a Director of the Company.   Mr. Lehr heads the
Philadelphia and New York Corporate Finance offices of Legg Mason Wood Walker, Inc., a New York Stock Exchange-listed regional investment banking firm. Mr. Lehr specializes in general corporate finance with an emphasis on the retail, apparel, merchandising and consumer products industries. Mr. Lehr began his investment banking career with The First Boston Corporation and Goldman, Sachs & Co. Mr. Lehr then became a vice president of Shearson Lehman Brothers. Mr. Lehr is on the Board of Directors of America's Best Contacts & Eyeglasses, L.P. Mr. Lehr graduated with honors from the University of Pennsylvania and received an MBA from The Wharton School of the University of Pennsylvania.

     Mr. Thomas J. Noonan, Jr. is a Director of the Company. Mr. Noonan's principal business experience over the past approximately ten years has been managing and advising troubled and underperforming businesses. In this regard he is presently an Executive Vice-President and Chief Financial Officer of Herman's Sporting Goods, Inc., a specialty sporting goods retailer which filed for protection under the United States Bankruptcy Code while Mr. Noonan was an executive officer. Previously, he had served as a Managing Director of Taggart/Fasola Group, a manager of troubled and underperforming businesses, and as a Director and Executive Vice President of Intrenet, Inc. Previously, Mr. Noonan served as Vice President-Finance for Pilot Freight Carriers, Inc., Senior Vice President-Finance for Purolator Courier Corporation, and a number of line and financial positions with Airco, Inc. Mr. Noonan holds a B.S. degree from Fordham University and an M.B.A. from St. John's University.

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


OFFICERS

     Mr. James H. Cooke is the Vice President, Stores. He joined the Company in 1987 after a sixteen year career with an Ohio-based discount chain. While with that company, he served in a variety of operational positions. Prior to that time, Mr. Cooke served in the United States Air Force. He is a graduate of Ohio University.

     Mr. Donald L. DeGraeve is the Vice President and General Merchandise Manager of the Company. Prior to joining the 1/2 Price Stores in 1995, Mr. DeGraeve was the Executive Vice President of Merchandising and Marketing for Elder Beerman Stores, Inc. From 1983 to 1990 Mr. DeGraeve was the General Merchandise Manager for Home, Mens and Childrens for the H.C. Prange Company. He has also had a variety of merchandising positions with Federated Department Stores, J.L. Brandeis Company, L.S. Ayres Company and Mercantile Stores

Company, Inc. Mr. DeGraeve graduated from Kansas State University with a Bachelor of Science in Business.

     Mr. Norman J. Farrington is the Vice President, Chief Information Officer for the Company. He received a B.S. and a M.S. in Computer Science from Iowa State University. For a period of nine years, he owned and operated a successful computer consulting business. Prior to joining the Company in 1984, Mr. Farrington was on the faculty at Iowa State University teaching computer science. He has earned the professional designations of Certified Data Processor and Certified Systems Professional. Mr. Farrington is responsible for the development and information strategy and support systems.

     Ronald K. Hall is the Vice President of Operations for the Company. Prior to joining the Company in May 1994, he completed a 29-year career as a Colonel in the United States Air Force. His last assignment was as Deputy Director, Command, Control, Communications, Computers and Intelligence for the United States Strategic Command at Offutt Air Force Base, Nebraska. In that position, he had responsibility for an annual budget of over $150 million while providing computer and communications support to the nation's nuclear war planners. From May 1994 until February 1997, he was Director of Systems Planning and Development in the Information Technology Department of the Company. Mr. Hall holds a BS in Industrial Engineering from North Dakota State University and an MS degree in Systems Analysis from the Air Force Institute of Technology.

     Mr. Edward Pitkoff joined the 1/2 Price Stores in October, 1996 as Vice President Marketing and Sales Promotion. For thirty-five years Mr. Pitkoff has held senior management positions in retail businesses such as department and specialty stores. Most recently, Mr. Pitkoff was the Senior Vice President of Marketing for Winkelman's, a 62 store women's specialty chain. He also has extensive advertising agency experience, and he founded and directed his own agency in New York. Mr. Pitkoff held the position of Senior Vice President Marketing and Sales Promotion at Jordan Marsh in Miami as well as positions with John Wanamaker and Gimbels in Philadelphia. He received a Bachelor of Arts Degree from Philadelphia Museum School of Art.

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

THE EXECUTIVE COMMITTEE

     Mr. Bass, Mr. Noonan and Mr. Jeffrey Gordman are members of the Executive Committee. The Executive Committee is intended generally to function on behalf of the Board of Directors when the Board cannot be convened. The Executive Committee will not act independently of the Board on significant matters impacting the Company.

THE COMPENSATION COMMITTEE

     Mr. Buxbaum, Mr. Scheipe and Mr. Lehr are members of the Compensation Committee. The compensation of the Company's two former senior executive officers, Mr. Dennis Reaves and Mr. Roger Faust, was established by the Plan prior to the Effective Date and the seating of the present Board of Directors and Compensation Committee. The primary functions of the Compensation Committee have been negotiating the employment agreement with the Company's President and Chief Executive Officer, Mr. Jeffrey J. Gordman, considering issues that were raised under the employment agreements with Messrs. Faust and Reaves, including amendments to the employment agreements, monitoring employment agreements with vice presidents, including considering changes to base salary and contract extensions, monitoring the bonus program for vice presidents, monitoring and granting awards pursuant to the 1997 Stock Option Plan and establishing compensation for additional officers that may be hired in the future.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Of the three current members of the Compensation Committee, none are executive officers of the Company, and no reportable interlocks exist with respect to any such current members. However, during fiscal 1996, Mr. Jeffrey Gordman and Mr. Jerome Gordman were members of the Company's Compensation Committee. Mr. Jeffrey Gordman and Mr. Jerome Gordman are a present and former employee of the Company, respectively, and are each beneficial owners of more than 5% of the Common Stock. Mr. Jeffrey Gordman is the Company's President and Chief Executive Officer. Mr. Jerome Gordman was an employee of the Company for 23 years, ending in 1984.

THE AUDIT COMMITTEE

     Mr. Noonan, Mr. Scheipe and Mr. Nelson Gordman are members of the Audit Committee. The Audit Committee is responsible for recommending selection of the independent auditors of the Company and reviewing audit results. The Committee has the authority to engage and retain its own professionals.

                     SECTION 16(A) REPORTING DELINQUENCIES

     Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and holders of 10% or more of the outstanding shares of the Company's Common Stock (together, the "Reporting Persons") to file reports on Forms 3, 4 and 5 regarding their transactions in the Company's Common Stock. Based solely upon its review of the Company's records, copies of such Forms sent to the Company and/or written statements from Reporting Persons that no Form 5 was required, the Company believes that all Reporting Persons have timely filed all forms required to be filed during Fiscal Year 1996 pursuant to Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

                 EMPLOYMENT AGREEMENT WITH MR. JEFFREY GORDMAN

     On February 1, 1997, the Company entered into an employment agreement with Jeffrey J. Gordman, the Company's President and Chief Executive Officer. The following describes the terms and conditions of Mr. Gordman's employment agreement:

     BASE SALARY. Mr. Gordman's employment agreement provides for an annual base salary of $225,000, subject to such increases and bonuses as the Compensation Committee of the Company's Board of Directors may from time to time determine.

     TERMINATION OF AGREEMENT AND SEVERANCE. Mr. Gordman's employment agreement provides for an initial term of three years, with annual extensions upon each anniversary of the date thereof if neither the Company nor Mr. Gordman gives notice of nonextension. The employment agreement with Mr. Gordman provides for termination for cause upon 15 days' written notice and opportunity to be heard at a Board of Directors meeting. The employment agreement further provides that Mr. Gordman or the Company may terminate the agreement with or without cause upon 30 days' written
     notice.   If Mr. Gordman's employment is terminated by the Company without cause, the employment agreement provides for severance payments equal to the then-present value of his then-current base salary and benefits for the remainder of the term of the employment agreement. If Mr. Gordman's employment is terminated by the Company for nonperformance, Mr. Gordman shall receive severance payments equal to his then-current base salary and benefits for the lesser of 12 months or the remaining term of the Agreement. If Mr. Gordman's employment is terminated by the

     Company for dishonesty or if Mr. Gordman resigns, Mr. Gordman shall receive base salary and benefits only through the termination date.

     EXECUTIVE BENEFITS.   Mr. Gordman's employment agreement also provides
     that he is entitled to the following executive benefits: (i) payment by the Company of premiums for short term disability insurance and director and officer liability insurance, and a bi-weekly benefits allowance determined in accordance with the Company's executive benefits policy currently in place; (ii) payment by the Company of membership dues in Prairie Life Club; (iii) contribution by the Company to 401(k) plans on terms applicable to other senior management; and (iv) all other then current executive benefits offered by the Company. Mr. Gordman is also entitled to at least four weeks of paid vacation per year.

     NONCOMPETITION; TRADE SECRETS. The employment agreement contains a covenant against competition with the Company for a period of one year within 50 miles of the Company's corporate offices and its stores if Mr. Gordman's employment is terminated for cause. The employment agreement also prohibits Mr. Gordman from disclosing or benefiting from the Company's trade secrets during the term of the agreement and at all times thereafter. Mr. Gordman is also prohibited by the employment agreement from hiring any employees of the Company within one year after the termination of his employment with the Company.

                           EMPLOYMENT AGREEMENTS WITH
                     MR. DENNIS REAVES AND MR. ROGER FAUST

     During Fiscal Year 1996, the Company was party to employment agreements with Mr. Dennis Reaves and Mr. Roger Faust. Mr. Reaves' employment agreement was terminated by letter agreement dated May 15, 1996 (the "Letter Agreement"). Mr. Faust's employment agreement was terminated pursuant to a Termination of Employment Agreement dated February 11, 1997 (the "Termination Agreement").
The following describes the terms and conditions of Messrs. Reaves' and Faust's employment agreements, as amended by the Letter Agreement and Termination Agreement, respectively.

     BASE SALARY. Mr. Reaves' employment agreement provided for an annual base salary of $400,000. Mr. Faust's employment agreement provided for an annual base salary, subject to annual adjustment, with a minimum increase equal to the increase, if any, in the Bureau of Labor Statistics Consumer Price Index (Urban Consumers-All City Average). Mr. Faust's base salary for Fiscal Year 1995 was $211,150 and $216,430 for Fiscal Year 1996.
     Mr. Reaves received a severance payment in accordance with the Letter Agreement equal to the present value of unpaid base salary through
     February 1, 1997.    In accordance with the terms of the Termination
     Agreement, Mr. Faust received a severance payment of approximately $113,000, representing the present value of Mr. Faust's base salary for the period January 11, 1997, through January 10, 1998, net of applicable taxes, as provided for in Mr. Faust's employment agreement.

     TERM OF AGREEMENT AND SEVERANCE.   Mr. Reaves' employment agreement was
     for a term extending through January 30, 1999; however, Mr. Reaves resigned
     effective May 15, 1996.   Mr. Faust's employment agreement had a three year
     duration, subject to annual extension, with severance payment to be the greater of one year's base salary or the remaining balance of the contract term. Mr. Faust's employment agreement had been extended by the Board through October 20, 1998; however, Mr. Faust resigned effective January 10, 1997.

     MANAGEMENT STOCK. Mr. Reaves' and Mr. Faust's employment agreements both provided for the issuance of Series A Common Stock as part of their compensation. The employment agreements provided that Messrs. Reaves and Faust may receive 9% and 3% on a fully diluted basis, respectively, of the Common Stock issued by the Company over five years in equal annual installments beginning in Fiscal Year 1994, subject to the following conditions: (1) 75% of the annual installment of such stock would vest if Cumulative Minimum Payment were made; and (2) the remaining 25% of the annual installment of such stock would vest if the Cumulative Adjusted Plan Cash Flow were achieved. Any missed installments could have been earned in subsequent years if the appropriate cumulative test had been met at that time. Any Common Stock reserved for Messrs. Reaves and Faust which was not earned within 90 days after January 31, 1998, was to be distributed pro rata to Creditors as provided by the Plan. Any unvested Common Stock of Mr. Faust or Mr. Reaves, respectively, would automatically have been earned if (i) more than 50% of the Common Stock were sold or transferred or (ii) his employment were terminated by the Company without cause. In accordance with the terms of the Letter Agreement, the unearned portion of Mr. Reaves' stock bonus as of May 15, 1996, was awarded as of that date, and all of the 2,565,000 shares of Series A Common Stock owned by Mr. Reaves after giving effect to such award were repurchased by the Company at a price equal to $.088 per share, for an aggregate price of $225,270.

     CASH BONUS COMPENSATION. Mr. Reaves' employment agreement provided for a cash bonus, net of taxes, of $500,000 paid in October, 1995. In accordance, with the Letter Agreement, Mr. Reaves retained all the cash
     bonus following the termination of his employment with the Company.    Mr.
     Faust's employment agreement provided for cash bonus payments in each year upon the following terms: (1) 20% of base salary if the Cumulative Minimum Payment were met; (2) an additional 20% of base salary if Cumulative Adjusted Plan Cash Balance were met; (3) any missed bonus would have been earned and payable within 90 days after the end of any Fiscal Year in which the respective cumulative test had been satisfied by such date; (4) the Company would pay 5% of its 50% share of Excess Cash Balance to Mr. Faust; and (5) the bonuses referred to in this sentence would not have been earned in any year in which the Company's cumulative EBITDA is less than the following EBITDA requirements (the "EBITDA Requirements"):

      FISCAL YEAR  MINIMUM CUMULATIVE EBITDA
      -----------  -------------------------
         1993            $ 4,562,000
         1994              9,974,000
         1995             16,577,000
         1996             23,596,000
         1997             31,468,000


     EXECUTIVE BENEFITS. The employment agreements further required (1) current executive benefits, including short term disability insurance and a benefits allowance; (2) payment by the Company of membership dues in Prairie Life Club; (3) four weeks vacation annually; and (4) contribution by the Company to 401(k) plans on terms applicable to other participants. The Company did not make contributions to the 401(k) plan in Fiscal Year 1995. For Fiscal Year 1996, the Company authorized matching contributions equal to 25% of each employee's contribution, but not in excess of 4% of the employee's compensation. In accordance with the Letter Agreement, the Company continued to pay the premiums for Mr. Reaves' health and dental insurance through February 1, 1997, and matched Mr. Reaves' 401(k) contribution with respect to the severance payment described above. Mr. Reaves assumed the cost of his long-term disability and life insurance as of May 15, 1997. In accordance with the Termination Agreement, Mr. Faust received a payment in the amount of approximately $9,700, representing four weeks and one day of vacation pay, net of applicable taxes. The Termination Agreement also requires the Company to continue to pay the premiums for Mr. Faust's health and dental insurance through the coverage period ending January 10, 1998, and Mr. Faust's directors and officers liability insurance through January 10, 1998. Mr. Faust assumed the cost of his long-term disability and life insurance as of January 10, 1997.

     TAX BONUS. The employment agreements provided for the payment of cash bonuses to Mr. Reaves and Mr. Faust for purposes of paying income tax on the stock bonuses received by them. Such tax bonuses were not to exceed the tax savings attributable to the deduction available to the Company in connection with such transaction. No such tax bonus was paid by the Company with respect to Mr. Reaves' award of unearned stock bonus as provided for in the Letter Agreement.

     MUTUAL RELEASE. Both the Letter Agreement and the Termination Agreement provide for the mutual release of the Company and Mr. Reaves and Mr. Faust, respectively, from any and all causes of action arising out of Mr. Reaves' and Mr. Faust's respective employments with the Company and the terminations thereof.

          BONUS PROGRAM AND EMPLOYMENT AGREEMENTS FOR VICE PRESIDENTS

     All of the Company's Vice Presidents except Mr. Williamson are parties to employment agreements. These employment agreements provide for three-year terms, beginning February 1, 1997, with a minimum base salary level for each of the three years. The employment agreements provide for severance payments in an amount equal to the greater of then-current salary for six months or for the remainder of the fiscal year during which notice is given in the event of termination for any reason other than expiration of the term of the employment agreement or the Vice President's
misconduct or breach of the employment agreement.   The employment agreements
also provide for a review and possible extension not less than one year prior to expiration.

     The Company also adopted an Officer Incentive Program in March, 1997.   In
accordance with their employment agreements, all of the Vice Presidents participate in this bonus program. The bonus program includes the following provisions:

     - A bonus pool of $100,000 will be established if the Company achieves its planned operating profit for Fiscal Year 1997;

     - Five percent of any operating profit in excess of planned operating profit will be added to the bonus pool;

     - Of the available bonus pool, 75% will be distributed in equal shares to program participants, and the remaining 25% will be distributed as determined by the Chief Executive Officer.

     The Vice Presidents also participate in certain executive benefits, including: (i) 60% of the Vice President's group health insurance premiums are paid by the Company; (ii) Vice President life insurance premiums are paid by the Company; and (iii) a 401(k) plan. In Fiscal Year 1996, the Company made matching contributions equal to 25% of each employee's contribution, but not in
excess of 4% of the employee's compensation.    For Fiscal Year 1997, the
Company has authorized matching contributions equal to 25% of each employee's contribution, but not in excess of 4% of the employee's compensation.

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

OFFICERS COMPENSATION

     The following table summarizes the compensation of the Chief Executive Officer and the four additional most highly compensated officers during the Fiscal Years 1996, 1995 and 1994:


                                                      ANNUAL COMPENSATION
                                                -------------------------------       LONG-TERM
    NAME                                                          OTHER ANNUAL       COMPENSATION       ALL OTHER
 AND POSITION(1)           YEAR(2)    SALARY        BONUS        COMPENSATION(3)      PAYOUTS         COMPENSATION(4)
--------------             -----      ------        -----        -------------      ------------      -------------
Roger Faust(8)             1994       $205,800    $  224,151(5)   $  4,464            -0-                   -0-
Sr. V.P., Sec.,            1995       $211,150    $  195,125(5)   $  3,748            -0-                   -0-
Treas., and Chief          1996       $206,438    $      -0-      $  2,736            -0-             $ 228,913(9)
Financial Officer

Dennis Reaves(7)           1994       $257,250    $  387,992(6)   $  3,688            -0-                   -0-
Director, Pres., and       1995       $322,596    $1,336,254(6)   $  3,105            -0-                   -0-
Chief Executive            1996       $138,461    $   49,896(6)   $    123            -0-            $  410,438(10)
Officer

Jeffrey J. Gordman         1994       $ 75,000    $    8,167      $     92            -0-                   -0-
Director, President, and   1995       $ 93,644    $   15,000      $     49            -0-                   -0-
Chief Executive Officer    1996       $145,222    $      -0-      $    150            -0-            $    1,336

David Potter               1994       $127,115    $   23,000      $  3,100            -0-                   -0-
V.P. of Merchandising      1995       $150,000    $   25,000      $  3,066            -0-                   -0-
                           1996       $ 90,738    $      -0-      $    196            -0-            $   68,247(11)

James Cooke                1994       $145,000    $   26,000      $  4,263            -0-                   -0-
V.P., Stores               1995       $160,000    $   29,000      $  4,641            -0-                   -0-
                           1996       $180,718    $      -0-      $  1,635            -0-            $    1,335

Stanley Latacha            1994       $130,000    $   25,000      $  2,886            -0-                   -0-
V.P. of Marketing          1995       $140,000    $   26,000      $  3,027            -0-                   -0-
                           1996       $ 79,629    $      -0-           -0-            -0-            $      443




(1) The current or last position with the Company is given. During the years listed the named persons held various positions with Richman Gordman Stores, Richman Gordman Department Stores and 1/2 Price Stores.

(2) Represents Fiscal Years commencing in January or February of the stated year.

(3) "Other Annual Compensation" is primarily in the form of other cash benefits, life insurance, reimbursement of health and dental insurance, health club memberships, value of company-paid automobiles, etc.

(4) "All Other Compensation" represents 401(k) matching contributions made by the Company.

(5) For Fiscal Year 1995, includes cash, stock and tax bonuses of $123,132, $51,372 and $20,621, respectively. For Fiscal Year 1994, includes cash, stock, and tax bonuses of $152,230, $51,372, and $20,549, respectively.

(6) For Fiscal Year 1996, includes stock bonus of $35,640 and tax bonus of $14,256. For Fiscal Year 1995, includes cash, stock and tax bonuses of $1,120,274, $154,116 and $61,864, respectively. For Fiscal Year 1994, includes cash, stock, and tax bonuses of $172,230, $154,116, and $61,646, respectively.

(7) The increase in the 1995 bonus compensation represents a bonus to Mr. Reaves under an employment agreement dated October 1, 1995. The employment agreement provided for a cash bonus, net of taxes, in the amount of $500,000, covering a period of 40 months. Mr. Reaves resigned from the Company effective May 15, 1996.

(8)  Mr. Faust resigned from the Company effective January 10, 1997.

(9) Includes severance payments of $227,311 and 401(k) matching contributions made by the Company in the amount of $1,602.

(10) Includes severance payments of $408,991 and 401(k) matching contributions made by the Company in the amount of $1,602.

(11) Includes severance payments of $67,100 and 401(k) matching contributions made by the Company in the amount of $1,447.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT.


     The table below represents shares of Common Stock held by management. Additionally, the table includes those Creditors who, as of April 8, 1997, had been issued and hold shares of Common Stock in an amount that is equal to or greater than 5% of the Common Stock on a fully diluted basis.


NAME,                                      PERCENTAGE
TITLE,                                     OF TOTAL
ADDRESS                   NUMBER           AUTHORIZED(1)
-------                   ------           -----------

R.G. Stock Trust          16,200,000(2)       54.0%
Jeffrey J. Gordman,
 Trustee
Richman Gordman 1/2
 Price Stores, Inc.
12100 West Center Road
Omaha, NE  68144

Jeffrey J. Gordman        16,200,000(3)       54.0%
Richman Gordman 1/2
 Price Stores, Inc.
12100 West Center Road
Omaha, NE  68144

Nelson T. Gordman          6,302,939(4)       21.0%
10777 North 60th Street
Omaha, Nebraska 68152

Jerome P. Gordman          4,916,326(5)       16.4%
9925 Essex Drive
Omaha, Nebraska 68114

Harris Trust and           3,123,459          10.4%
 Savings Bank
200 West Monroe Street
P.O. Box 755
Chicago, Illinois  60603

Roger Faust                  315,0006          1.1%
7011 S. 140th St.
Omaha, Nebraska 68137

---------------------

(1) Presented on a fully-diluted basis assuming issuance of all 30,000,000 authorized shares; 29,280,000 presently issued and 26,715,000 outstanding.

(2) These 16,200,000 shares of Series A Common Stock are the property of the R.G. Stock Trust created by Dan Gordman. Mr. Jeffrey J. Gordman, the Gordman Trustee, is sole trustee of the trust and is Dan Gordman's designee for purposes of the Plan. The Gordman Trustee has exclusive voting and investment power with respect to the 16,200,000 shares of Series A Common Stock. There are three beneficiaries of the trust, Mr. Jeff Gordman, Mr. Nelson T. Gordman and Mr. Jerome P. Gordman, all members of the Board of Directors of the Company.

(3) See Note 2 above. As sole trustee of the R.G. Stock Trust, Jeff Gordman has exclusive voting and investment power with respect to 16,200,000 shares of Series A Common Stock. As a beneficiary of the trust with a 35% interest, Jeff Gordman in his individual capacity is the beneficial owner of 5,670,000 shares, plus an additional 4,860,000 shares representing the 30% beneficial interest in the trust of his father, Jerome Gordman.

(4) Nelson Gordman is the beneficial owner of 5,670,000 shares of Series A Common Stock as a beneficiary of the R.G. Stock Trust with a 35% interest. Through his interest in Gordman family entities which are registered owners of shares of Series B Option Common Stock, Nelson Gordman is the beneficial owner of an additional 632,939 shares of Series B Option Common Stock.

(5) Jerome Gordman is the beneficial owner of 4,860,000 shares of Series A Common Stock as a beneficiary of the R.G. Stock Trust with a 30% interest. Through his interest in Gordman family entities which are registered owners of shares of Series B Option Common Stock, Jerome Gordman is the beneficial owner of an additional 56,326 shares of Series B Option Common Stock.

(6) Mr. Faust is the registered owner of 315,000 shares of Series A Common Stock issued pursuant to his Employment Agreement with the Company. Mr. Faust resigned from the Company effective January 10, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following table describes facilities that the Company leases from entities owned or controlled by Mr. Nelson Gordman, Mr. Jerome Gordman (both Directors of the Company) or the estate of Dan Gordman. Nelson and Jerome Gordman are Co-Personal Representatives of the Dan Gordman estate.


                     APPROXIMATE
                     FLOOR AREA       ANNUAL
LOCATION             (SQUARE FEET)    RENT        DESCRIPTION
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

-------------


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

     Three additional issues involving members of the Gordman family and the Company were resolved during fiscal 1996. First, the Company's claim against the Dan Gordman estate (the "Estate") approximating $77,000 and arising from a loan from the Company to Mr. Dan Gordman was settled pursuant to an Estate Claim Settlement Agreement (the "Estate Claim Agreement") between the Company and the Estate dated December 13, 1996.
     In accordance with the Estate Claim Agreement, the Estate paid the
     Company approximately $43,000 and agreed to pay up to an additional $34,000 from any dividends paid before April 15, 1999, on shares of the
     Company's Common Stock owned by the Estate.   Second, pursuant to an
     Agreement Regarding Dan Gordman Fund between the Estate of Esther
     Gordman, the Dan Gordman Fund and the Company, dated December 13, 1996, the Company agreed to pay to the Esther Gordman Estate approximately $347,000, arising out of the personal portion of an insurance policy on the life of Dan Gordman, which was paid to one of the Company's Creditors, Harris Bank, pursuant to a collateral assignment of the policy. The Company will be obligated to make monthly payments following payment in full of Harris Bank. Third, the Company released to Mr. Nelson Gordman its rights with regard to one or more insurance policies on the life of Mr. Nelson Gordman in exchange for approximately $13,500.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
     AND  REPORTS ON FORM 8-K.

(a)  Financial Statements.

(1) A. The following financial statements are incorporated by reference to the 1996 Annual Report.

        Consolidated Balance Sheets as of February 1, 1997, and February 3, 1996 Consolidated Statements of Operations for the fiscal years ended
         February 1, 1997, February 3, 1996, and January 28, 1995
        Consolidated Statements of Stockholders' Equity for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995 Consolidated Statements of Cash Flows for the fiscal years ended
         February 1, 1997, February 3, 1996, and January 28, 1995
        Notes to Consolidated Financial Statements for fiscal years ended
         February 1, 1997, February 3, 1996, and January 28, 1995

     B. The Report of Independent Auditors with respect to the financial statements listed in A. above is also incorporated by reference to the 1996 Annual Report.

(2) A. The following financial statement schedules are incorporated by reference to the 1996 Annual Report

        Schedule II -- Valuation and Qualifying Accounts

     B. The Report of Independent Auditors with respect to the financial statement schedules listed in A. above is also incorporated by reference to the 1996 Annual Report.

(3) The following exhibits are filed herewith or incorporated by reference as set forth below:

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

(10)(i)(d) Material Contracts -- Amendment No. 3 to Credit Agreement between Richman Gordman 1/2 Price Stores, Inc. and Congress Financial Corporation, dated September 11, 1995 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996).

(10)(i)(e) Material Contracts -- Amendment No. 4 to Credit Agreement between Richman Gordman 1/2 Price Stores, Inc. and Congress Financial Corporation, dated May 6, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996).

(10)(i)(f) Material Contracts -- Amendment No. 5 to Credit Agreement between Richman Gordman 1/2 Price Stores, Inc. and Congress Financial Corporation, dated September 12, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996).

(10)(i)(g) Material Contracts -- Amendment No. 6 to Credit Agreement between Richman Gordman 1/2 Price Stores, Inc. and Congress Financial Corporation, dated January 31, 1997.

(10)(i)(h) Material Contracts -- Amendment No. 7 to Credit Agreement between Richman Gordman 1/2 Price Stores, Inc. and Congress Financial Corporation, dated April 7, 1997.

(10)(ii)(a) Material Contracts -- Employment Agreement dated October 1, 1995, between Richman Gordman 1/2 Price Stores, Inc. and Mr. Dennis Reaves (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996).

(10)(ii)(b) Material Contracts -- Amendments dated January 17, 1996 to Employment Agreement between Richman Gordman 1/2 Price

             Stores, Inc. and Mr. Dennis Reaves (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996).

(10)(ii)(c) Material Contracts -- Letter Agreement between Richman Gordman 1/2 Price Stores, Inc. and Dennis E. Reaves, dated May 15, 1996 modifying Employment Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996).

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

(10)(iii)(c) Material Contracts -- Amendments dated January 17, 1996 to
             Employment Agreement between Richman Gordman 1/2 Price Stores, Inc. and Mr. Roger Faust (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996).

(10)(iii)(d) Material Contracts -- Termination Agreement between Richman
             Gordman 1/2 Price Stores, Inc. and Roger Faust, dated February 11, 1997, modifying Employment Agreement.

(10)(iv) Material Contracts -- Covenant Not To Compete between Richman Gordman 1/2 Price Stores, Inc. and Mr. Nelson Gordman (incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 33-79382) filed with the Commission on May 26, 1994).

(10)(v)(a) Material Contracts -- Vice President Incentive Program (incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 33-79382) filed with the Commission on May 26, 1994).

(10)(v)(b) Material Contracts -- Richman Gordman 1/2 Price Stores, Inc. 1997 Officer Incentive Program

(10)(vi) Material Contracts -- Employment Agreement between Richman Gordman 1/2 Price Stores, Inc. and Jeffrey J. Gordman, dated February 1, 1997.

(10)(vii) Material Contracts -- Employment Agreement between Richman Gordman 1/2 Price Stores, Inc. and James Cooke dated February 1, 1997.

(10)(viii) Material Contracts -- Junior Indenture of Mortgage, Deed of Trust and Security Agreement from Richman Gordman 1/2 Price Stores, Inc. to Chicago Title Insurance Company, in trust for the benefit of Cathy Hershcopf, as agent for the Class 3 Creditors dated January 31, 1997.

(10)(ix) Material Contracts -- Junior Security Agreement between Richman Gordman 1/2 Price Stores, Inc. and Cathy Hershcopf, as agent for the Class 3 Creditors, dated as of January 31, 1997.

(10)(x) Material Contracts -- Agreement Regarding Dan Gordman Fund, between the Estate of Esther Gordman, the Dan Gordman Fund and Richman Gordman 1/2 Price Stores, Inc., dated as of December 13, 1996.

(11)         Statement re computation of share earnings -- not applicable.

(12)         Statements re computations of ratios -- not applicable.

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders -- Annual Report to Shareholders for the Company's Fiscal Year ended February 1, 1997.

(16)         Letter re change in certifying accountant -- not applicable.

(18)         Letter re change in accounting principles -- not applicable.

(21)         Subsidiaries of the Registrant -- not applicable.

(22) Published report regarding matters submitted to vote of security holders -- not applicable.

(23)         Consents of Deloitte & Touche L.L.P.

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

(b) Reports on Form 8-K.

    The Company filed no Reports on Form 8-K during the last quarter of Fiscal Year 1996.

               [Remainder of this page intentionally left blank].

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Richman Gordman 1/2 Price Stores, Inc.




Date: April 25  , 1997               By: /s/ Jeffrey J. Gordman
----------------------               -------------------------------------
                                     Jeffrey J. Gordman
                                     President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Jeffrey J. Gordman                                  April 25, 1997
-----------------------------                           --------------
Jeffery J. Gordman
President and Chief Executive
Officer, Director


/s/ Paul M. Bass, Jr.                                   April 24, 1997
-----------------------------                           --------------
Paul M. Bass, Jr.
Chairman, Board of Directors


                                                        April   , 1997
-----------------------------                           --------------
Paul M. Buxbaum
Director


/s/ Jerome P. Gordman                                   April 25, 1997
-----------------------------                           --------------
Jerome P. Gordman
Director


/s/ Nelson T. Gordman                                   April 24, 1997
-----------------------------                           --------------
Nelson T. Gordman
Director


/s/ Thomas J. Noonan, Jr.                               April 25, 1997
-----------------------------                           --------------
Thomas J. Noonan, Jr.
Director


/s/ Philip Scheipe                                      April 25, 1997
-----------------------------                           --------------
Philip Scheipe
Director


/s/ Seth Lehr                                           April 25, 1997
-----------------------------                           --------------
Seth Lehr
Director

                                 EXHIBIT INDEX



EXHIBIT                             DESCRIPTION                        PAGE
-------                             -----------                        ----

(10)(i)(g)                          Material Contracts --               37
                                    Amendment No. 6 to
                                    Credit Agreement between
                                    Richman Gordman 1/2
                                    Price Stores, Inc. and
                                    Congress Financial
                                    Corporation, dated
                                    January 31, 1996.

(10)(i)(h)                          Material Contracts --               40
                                    Amendment No. 7 to
                                    Credit Agreement between
                                    Richman Gordman 1/2
                                    Price Stores, Inc. and
                                    Congress Financial
                                    Corporation, dated
                                    April 7, 1997.

(10)(iii)(d)                        Material Contracts --               45
                                    Termination Agreement between
                                    Richman Gordman 1/2 Price
                                    Stores, Inc. and Roger Faust,
                                    dated February 11, 1997,
                                    modifying Employment
                                    Agreement.

(10)(v)(b)                          Material Contracts --               49
                                    Richman Gordman 1/2
                                    Price Stores, Inc. 1997
                                    Officer Incentive Program

(10)(vi)                            Material Contracts --               53
                                    Employment Agreement
                                    between Richman Gordman
                                    1/2 Price Stores, Inc. and
                                    Jeffrey J. Gordman, dated
                                    February 1, 1997.

(10)(vii)                           Material Contracts -- Employment      62
                                    Agreement between Richman
                                    Gordman 1/2 Price Stores, Inc.
                                    and James Cooke, dated
                                    February 1, 1997.

(10)(viii)                          Material Contracts -- Junior          69
                                    Indenture of Mortgage, Deed of
                                    Trust and Security Agreement
                                    from Richman Gordman 1/2
                                    Price Stores, Inc. to Chicago
                                    Title Insurance Company in
                                    trust for the benefit of Cathy
                                    Hershcopf, as agent for The
                                    Class 3 Creditors, dated
                                    January 31, 1997.

(10)(ix)                            Material Contracts -- Junior          98
                                    Security Agreement between
                                    Richman Gordman 1/2 Price
                                    Stores, Inc. and Cathy
                                    Hershcopf, as agent for The
                                    Class 3 Creditors, dated
                                    January 31, 1997.

(10)(x)                             Material Contracts -- Agreement      115
                                    Regarding Dan Gordman Fund,
                                    between the Estate of Esther
                                    Gordman, The Dan Gordman
                                    Fund and Richman Gordman 1/2
                                    Price Stores, Inc., dated as of
                                    December 13, 1996.


(13)                                Annual Report to Security            118
                                    Holders, Form 10-Q or
                                    quarterly report to security
                                    holders -- Annual Report
                                    to Shareholders for the
                                    Company's Fiscal Year
                                    ended February 1, 1997.

(23)                                Consents of Deloitte &               162
                                    Touche L.L.P.

(27)                                Financial Data Schedule              164