Form 10-Q
period 1997-05-03
RICHMAN GORDMAN 1/2 PRICE STORES INC
filed 1997-06-19
CIK 924120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 3, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ________


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___X__ NO ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     Class of Common Stock                   Outstanding at May 3, 1997
     ---------------------                   --------------------------
     Common Stock:
       Series A                                    19,260,000 shares
       Series B Option                             10,200,000 shares


                                  Page 1 of 18
                        Exhibit Index Appears At Page 16

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
             -----------------------------------------------------


                                                                      PAGE
                                                                      ----

PART I     -     FINANCIAL INFORMATION

  Item 1   -     Financial Statements (Unaudited)

                 Consolidated Balance Sheets as of
                    May 3, 1997 and February 1, 1997                   3

                 Consolidated Statements of Operations -
                    Three Months Ended May 3, 1997
                        and May 4, 1996                                4

                 Consolidated Statements of Cash Flows -
                    Three Months Ended May 3, 1997
                        and May 4, 1996                                5 - 6

                 Notes to Consolidated Financial Statements            7 - 8

  Item 2   -     Management's Discussion and Analysis of               9 - 12
                    Financial Condition and Results of
                    Operations



PART II    -     OTHER INFORMATION

  Items 1-4-     None                                                  13

  Item 5   -     Other Information                                     13

  Item 6   -     Exhibits and Reports on Form 8-K                      14

  Signatures                                                           15

  Exhibit Index                                                        16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                        ITEM I  -  FINANCIAL STATEMENTS
                        -------------------------------

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                May 3, 1997       February 1, 1997
ASSETS                                                                       --------------       ----------------
CURRENT  ASSETS:
 Cash                                                                        $      476,194       $     388,267
 Accounts receivable, less allowance for doubtful
  accounts of $513,436 and $587,150                                               1,029,104             782,312
 Merchandise inventories                                                         27,524,189          25,314,919
 Prepaid expenses and other current assets                                        1,802,414           1,883,490
                                                                             --------------       -------------
    Total current assets                                                         30,831,901          28,368,988

PROPERTY, BUILDINGS AND EQUIPMENT, net                                           13,735,184          14,267,207

OTHER ASSETS                                                                        200,404             212,904
                                                                             --------------       -------------
                                                                             $   44,767,489       $  42,849,099
                                                                             ==============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Line of credit borrowings                                                    $  14,216,805       $   7,281,732
 Accounts payable                                                                 7,006,565           7,038,664
 Accrued expenses                                                                 4,193,766           5,145,863
 Taxes accrued and withheld                                                       2,196,554           1,979,500
 Income taxes payable                                                               205,781             206,105
 Current portion of long-term debt                                                4,397,179           4,537,056
 Current maturites of capital lease obligations                                   1,335,379           1,335,379
                                                                              -------------       -------------
    Total current liabilities                                                    33,552,029          27,524,299

LONG-TERM DEBT, net of current portion                                                    0                   0

CAPITAL LEASE OBLIGATIONS, net of current portion                                 8,940,444           9,258,949

OTHER LONG-TERM LIABILITIES                                                         176,767             180,328

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock
   Series A common stock:  $.01 par value; 19,800,000
     shares authorized; 19,260,000 shares issued                                    192,600             192,600
   Series B option common stock:  $.01 par value; 10,200,000
     shares authorized, issued and outstanding                                      102,000             102,000
  Paid-in capital                                                                 4,562,886           4,562,886
  Retained earnings (deficit)                                                    (2,533,517)          1,253,757
  Less:  Treasury Stock, at cost, 2,565,000 shares                                 (225,720)           (225,720)
                                                                              -------------       -------------
   Total stockholders'  equity                                                    2,098,249           5,885,523
                                                                              -------------       -------------
                                                                              $  44,767,489       $  42,849,099
                                                                              =============       =============

See notes to consolidated financial statements.

            RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                         Three Months Ended
                                               May 3, 1997              May 4 ,1996
                                               -----------              -----------
NET SALES                                  $    36,602,742           $   41,694,873

COST OF SALES                                   23,954,362               27,209,155
                                           ---------------           --------------

      Gross Profit                              12,648,380               14,485,718

OPERATING AND
ADMINISTRATIVE EXPENSES                         15,690,704               16,785,590
                                           ---------------           --------------

      Loss from operations                      (3,042,324)              (2,299,872)

OTHER INCOME (EXPENSE):
  Interest expense                                (745,815)                (821,053)
  Interest income                                      863                      893
                                           ---------------           --------------

                                                  (744,952)                (820,160)
                                           ---------------           --------------

LOSS BEFORE PROVISION FOR
  INCOME TAX                                    (3,787,276)              (3,120,032)

PROVISION FOR INCOME TAXES                               -                        -
                                           ---------------           --------------
NET LOSS                                        (3,787,276)              (3,120,032)
                                           ===============           ==============

LOSS PER COMMON SHARE                      $         (0.14)          $        (0.10)
                                           ===============           ==============

WEIGHTED AVERAGE
SHARES OUTSTANDING                           27,435,000.00            30,000,000.00
                                           ===============           ==============

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                Three Months Ended
                                                      May 3, 1997                  May 4, 1996
                                                    -------------                  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                        $  36,339,681                  $    41,424,690
Merchandise purchases                                 (26,233,616)                     (33,329,381)
Cash paid for operating and administrative expenses   (15,604,942)                     (15,764,544)
Interest paid on capital leases                          (323,118)                        (359,517)
Interest paid on other debt obligations                  (323,668)                        (367,406)
                                                    -------------                  ---------------

         Net cash used in operating activities         (6,145,663)                      (8,396,157)
                                                    -------------                  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment           (180,766)                        (247,436)
                                                    -------------                  ---------------

        Net cash used in investing activities            (180,766)                        (247,436)
                                                    -------------                  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit borrowing              6,935,073                        9,293,077
Payments on obligations under capitalized leases         (318,504)                        (321,333)
Payments on secured term note                            (194,607)                        (201,000)
Payments made under plan of reorganization                 (7,606)                               -
                                                    -------------                  ---------------
         Net cash provided by financing activitie       6,414,356                        8,770,744
                                                    -------------                  ---------------

NET INCREASE IN CASH                                       87,927                          127,151

CASH, Beginning of period                                 388,267                          488,012
                                                    -------------                  ---------------
CASH, End of period                                 $     476,194                  $       615,163
                                                    =============                  ===============




See notes to consolidated financial statements.

                    RICHMOND GORDMAN 1/2 PRICE STORES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                           May 3, 1997              May 4, 1996
                                                                           -----------              -----------
RECONCILIATION OF NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
Net loss                                                                   $   (3,787,276)          $     (3,120,032)
Adjustments to reconcile net loss to
   net cash used by operating activities:
   Depreciation and amortization                                                  725,288                    776,091
   Net changes in assets and liabilities:
     Accounts receivable                                                         (246,792)                  (412,696)
     Merchandise inventory                                                     (2,209,270)                (4,316,295)
     Prepaid expenses and other current assets                                     81,076                     78,160
     Other assets                                                                       -                    (97,464)
     Accounts payable                                                             (32,099)                (1,436,029)
     Other accrued expenses                                                      (676,590)                   132,108
                                                                           --------------           ----------------
     Net cash used in operating activities                                 $   (6,145,663)          $     (8,396,157)
                                                                           ==============           ================

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
             -----------------------------------------------------
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               --------------------------------------------------
                                  (Unaudited)


1.  MANAGEMENT REPRESENTATION
    -------------------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by Richman Gordman 1/2 Price Stores, Inc. and subsidiary (the "Company") and additional footnotes are reflected in the audited consolidated financial statements contained in the Annual Report on Form 10-K of the Company for the fiscal year ended February 1, 1997.

2.  DESCRIPTION OF BUSINESS
    -----------------------

    On October 20, 1993, the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to a confirmed Plan of Reorganization (the "Plan"). The Company operated 32 1/2 Price Stores as of May 3, 1997 and May 4, 1996. The 1/2 Price primary concept is to offer first quality, name brand merchandise at half of the conventional department store regular prices or at half of manufacturers' suggested retail prices.

3.  MERCHANDISE INVENTORIES
    -----------------------

    Merchandise inventories are stated at the lower of cost (on a last-in, first-out, or LIFO basis) or market. Total inventories would have been higher at May 3, 1997 and February 1, 1997, by approximately $7,987,749 and $7,862,748, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation.

4.   INCOME TAXES
     ------------

    As of February 1, 1997 (the Company's most recent tax year-end), the Company had net operating loss carryforwards of approximately $27,800,000, which expire through 2011. A valuation allowance has been provided against this net operating loss benefit until realization of these benefits becomes more likely than not. No income tax benefit was recorded for the first quarter of fiscal 1997 and 1996 because of the uncertainty of the realization of such benefits in the future resulting from recent losses.

5.  STOCKHOLDERS' EQUITY
    --------------------

    Should the Company fulfill its minimum obligation to the unsecured creditors under the Plan, the Company and the former preferred shareholder's designee have the option to purchase all or a portion of the 10,200,000 shares of Series B Option Common Stock issued to the unsecured creditors at a price equal to the fair value of the stock on February 2, 1998, less the amount of any Excess Cash Balance paid to the unsecured creditors during the term of the Plan. As of May 3, 1997 there is no Excess Cash Balance paid to the unsecured creditors.

6.  EARNINGS PER SHARE
    ------------------

    Earnings per common share were calculated using weighted average common shares outstanding for all periods presented. For purposes of the weighted average shares outstanding, all shares to be issued to certain members of management or to the unsecured creditors during the term of the Plan are considered outstanding. At May 3, 1997, 540,000 of such shares had not yet been issued.

7.  EXECUTIVE SEVERANCE PAYMENTS
    ----------------------------

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

8.  ACCOUNTING PRONOUNCEMENT
    ------------------------

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share which specifies the computation, presentation and disclosure requirements for earnings per share. The objective of the statement is to simplify the computation of earnings per share. The Company does not expect this pronouncement to have a material impact on its earnings per share. SFAS No. 128 is applicable for the Company beginning in the fourth quarter of fiscal 1997.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ---------------------------------------------
                             OF FINANCIAL CONDITION
                             ----------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


RESULTS OF OPERATIONS
---------------------

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales:

                                              THREE MONTHS ENDED


                                       MAY 3, 1997          MAY 4, 1996
                                       -----------          -----------

Net Sales                                    100.0%               100.0%

Cost of Sales                                 65.4                 65.3
                                       -----------          -----------

Gross Profit                                  34.6                 34.7

Operating and Administrative Expenses         42.9                 40.3
                                       -----------          -----------

Loss From Operations                          (8.3)                (5.5)

Interest Expense - Net                        (2.0)                (2.0)
                                       -----------          -----------

Loss Before Provision For Taxes              (10.3)                (7.5)

Provision For Income Taxes                       -                    -
                                       -----------          -----------

Net Loss                                     (10.3)%               (7.5)%
                                       ===========          ===========


Net Sales for the first quarter of fiscal 1997 decreased approximately $5,092,000, or 12.2%, compared to the first quarter of fiscal 1996. Comparable store sales decreased 11.8%. The decrease in net sales was, to a large extent, an anticipated result of the Company's strategic shift to offering desirable brand name merchandise at every day prices well below department and specialty stores. Previously (including the first quarter of fiscal 1996) the Company was driving sales through a promotional and advertising plan that offered discounts off every day prices. Net sales were 4.5% below plan for the quarter. Management expects sales to increase in the second half of fiscal 1997 as a result of this shift in strategic direction.

Gross Profit decreased by approximately $1,837,000 or 12.7% for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. As a percentage of net sales, gross margins were 34.6%, 0.1% lower in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. Reported gross margins are margins after provisions for LIFO and inventory markdown
reserves.    The gross margins realized on merchandise sold (margin before provisions for LIFO and inventory markdown reserves) were 35.6% in fiscal 1997 versus 33.2% in fiscal 1996. Adjustments to inventory markdown reserves, which the Company records quarterly, reduced reported margins by 1% in the first quarter of fiscal 1997. Similar adjustments increased margins by 1.4% in the first quarter of fiscal 1996.

Operating and Administrative Expenses decreased approximately
$1,095,000, or 6.5%, for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The Company has reduced payroll costs by reducing its headcount by 114 people, or 5% at May 3, 1997, as compared to May 4, 1996. As a percentage of net sales, operating and administrative expenses increased by 2.6%. The increase in operating and administrative expenses as a percentage to sales was due to the lower sales base.

Interest Expense (Net) decreased by approximately $75,000 for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The decrease was due to a decrease in interest associated with the line of credit and interest on capital leases.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity, as defined by line of credit borrowings and excess availability on the line, has strengthened considerably at May 3, 1997, as compared to May 4, 1996, as manifested by the following:


o The Company used cash in operations of $6.1 million in the first quarter of 1997 compared to $8.4 million in the first quarter of 1996, an improvement of $2.3 million.

o The Company's average borrowings for the first quarter of fiscal 1997 were $11.6 million, a decrease of 17.6% versus the same time frame in the previous year.

o The Company's average excess borrowing capacity for the first quarter of fiscal 1997 was $8,241,000 an increase of 58.9% compared to the same period in 1996.

These results are primarily attributable to the following developments:

   1. Over the last several months, the Company negotiated amendments to the existing financing agreement with its primary lender, Congress Financial Corporation (Central), which increased cash availability by approximately $6.0 million. The loan agreement was also extended by two years to October 1999, and the size of the line of credit was increased from $25.0 million to $27.5 million, and the interest rate was reduced.

   2. In January 1997, the Unsecured Creditors' Committee agreed to defer for up to one year the $1.9 million payment due for 1996 under the Joint Plan of Reorganization, even though the Company has sufficient cash available to make this payment. The deferral provides us with additional flexibility to continue to implement our new merchandising and marketing plan. The Company has paid Creditors over $21.0 million since its emergence from Chapter 11 in late 1993, and currently has less than $4.0 million in remaining payments.

   3. Inventory turnover has improved dramatically. In the first quarter of fiscal 1997, average inventories were almost 20% less than during the first quarter of fiscal 1996. This improvement was achieved by taking markdowns on a more timely basis and better correlating receipt flow to sales. As of May 3, 1997, merchandise inventories are 21.5% lower than last year.

The Company's primary ongoing cash requirements are for operating expenses, inventory and the minimum payments to the Company's creditors (pursuant to the Plan). The Company's primary sources of funds for its business activities are cash from operations and borrowings under its revolving credit facility with Congress Financial Corporation (Central). In addition, short term trade credit (normally for 30-day periods) represents a significant source of interim financing for merchandise inventories. Trade creditors, representing approximately two thirds of all merchandise purchases, are extending normal credit terms. During the first quarter of fiscal 1997 approximately 33% of the Company's purchases, primarily from those vendors that factor their invoices, had to be prepaid because the factor would not extend normal credit terms to the Company. Management believes the percentage of prepayments will not increase over the next few months.

Inventories at May 3, 1997, decreased approximately $7,578,000 or 21.5% as compared to inventories at May 4, 1996, as a result of management's efforts to improve the content and productivity of this asset. As a result, the gross margin return on inventory improved 11.2% compared to the first quarter of 1996. During the same time period, trade payable increased by 7%.

The Company has a financing agreement with a financial institution which provides for revolving credit borrowings and letters of credit of up to $27.5 million (subject to a borrowing base limitation) with a maturity date in October 1999. The rate of interest on borrowings is prime plus 1.0% payable monthly in arrears. A non-use fee of .5% per annum is payable monthly in arrears on the unused portion of the facility. The agreement contains certain restrictions and a covenant limiting annual cumulative capital expenditures. At the end of the first quarter of fiscal 1997, the Company was in compliance with all such restrictions and the covenant.

As of May 3, 1997, the Company had approximately $14,217,000 outstanding under the credit facility, as compared with approximately $7,282,000 at February 1, 1997, and $16,984,000 at May 4, 1996.

During the first quarters of fiscal 1997 and 1996, capital expenditures were approximately $181,000 and $247,000, respectively. The following table sets forth the major categories of capital expenditures for both periods.

                                       TOTAL CAPITAL EXPENDITURES
                                             (IN THOUSANDS)
                                             --------------
                                          FISCAL FIRST QUARTER
                                       ---------------------------

                                        1997               1996
                                       -----              -----
Stores                                 $ 126              $ 119
Distribution Center                        -                 62
Computer Operations                       55                 66
                                       -----              -----

TOTAL                                  $ 181              $ 247
                                       =====              =====



The Company plans to spend approximately $1.1 million for capital expenditures in fiscal year 1997, an amount within the Company's cumulative capital expenditure covenant under the Company's financing agreement. Of this amount, $0.5 million has been allocated for acquisition of lease renewals with the balance relating to existing stores, the Distribution Center and the computer operations.

The Company had long-term debt and obligations under capital leases of approximately $8,940,000 at May 3, 1997, and $9,259,000 at February 1, 1997.

The Company recognizes that it has a high level of indebtedness, primarily in the form of line of credit borrowings, creditor debt and capital lease obligations. Its projections take this fact into account, and the Company believes that future cash flows will be sufficient to cover this level of indebtedness. Management is closely monitoring liquidity in light of the decrease in comparable store sales. Sales, inventory purchases, expenses and other items impacting liquidity are being closely managed to assure that adequate liquidity for operations is maintained.

Management believes that with its present operating plan and continued focus on liquidity, cash flow from operations and the expanded credit facility will be sufficient to fund capital expenditures, working capital requirements (including prepayments to vendors not extending terms), creditor and long-term debt payments.

SEASONALITY AND INFLATION
-------------------------

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

FORWARD-LOOKING STATEMENTS
--------------------------

In this section of this Report on Form 10-Q, the Company and persons acting on its behalf have made certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). These forward-looking statements are indentified as including terms such as "may," "will," "should," "anticipates," "expects," "plans," "intends," or similar language. Such statements are made in good faith by the Company and such persons pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, the Company has identified in its Annual Report to Shareholders for the fiscal year ended February 1, 1997 (the "Annual Report"), important factors which could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. The Company further cautions that the factors identified in the Annual Report are not exhaustive or exclusive. The Company does not undertake to update any forward-looking statement which may be made from time to time by or on behalf of the Company.

                      PART II     -     OTHER INFORMATION
                      -----------------------------------

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

      Although with respect to the Company's Fiscal Years ended January 29, 1994, and January 28, 1995, the Company made Excess Cash Balance payments of $1,444,613 and $1,832,611, respectively, to Creditors, the Company's cash position during Fiscal Year 1995 was such that all of the prior Excess Cash Balance payments were utilized to make a portion of the $5.5 million minimum payment to creditors required for the Fiscal Year ended February 3, 1996. Therefore, if the Option were exercised at this date, the Excess Cash Balance payments would result in no reduction from fair market value in the Option exercise price. Additional payments of Excess Cash Balance may be created in the future which may reduce the Option exercise price. For any given Fiscal Year, the Excess Cash Balance is the excess of the Company's actual year-end cash balance over the Cumulative Plan Cash Balance for that year. The cumulative total of the Excess Cash Balance will be reported in the Company's annual and quarterly financial reports.

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


                                      RICHMAN GORDMAN 1/2 PRICE
                                      STORES, INC.




Date:   June 18, 1997                 By:  /s/ Jeffrey J. Gordman
     -----------------------              -----------------------------
                                          Jeffrey J. Gordman, President and
                                          Chief Executive Officer



Date:   June 18, 1997                 By:  /s/ Michael A. Mallaro
     -----------------------              -----------------------------
                                          Michael A. Mallaro, Vice President of
                                          Finance and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit        Description                                             Page
-------        -----------                                             ----

(27)           Financial Data Schedule                                16 - 17

                                  EXHIBIT (27)

                            Financial Data Schedule