Form 10-Q
period 1997-08-02
RICHMAN GORDMAN 1/2 PRICE STORES INC
filed 1997-09-16
CIK 924120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 2, 1997

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
   YES   X                                                          NO
        ---                                                             ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of Common Stock                  Outstanding at August 2, 1997
       ---------------------                  -----------------------------
        Common Stock:
            Series A                                 19,260,000 shares
            Series B Option                          10,200,000 shares

                                  Page 1 of 36
                       Exhibit Index Appears At Page 20

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY



                                                                                                  PAGE
                                                                                                  ----
PART I           -        FINANCIAL INFORMATION

    Item 1       -        Financial Statements (Unaudited)

                          Consolidated Balance Sheets as of
                              August 2, 1997 and February 1, 1997                                     3

                          Consolidated Statements of Operations -
                              Three Months and Six Months Ended
                                  August 2, 1997 and August 3, 1996                                   4

                          Consolidated Statements of Cash Flows -
                              Six Months Ended August 2, 1997
                                  and August 3, 1996                                                  5

                          Notes to Consolidated Financial Statements                                  6 - 7

    Item 2       -        Management's Discussion and Analysis of                                     8 - 16
                              Financial Condition and Results of
                              Operations



PART II          -        OTHER INFORMATION

    Items 1-4    -        None                                                                        17

    Item 5       -        Other Information                                                           17

    Item 6       -        Exhibits and Reports on Form 8-K                                            18

    Signatures                                                                                        19

    Exhibit Index                                                                                     20

                       PART I - FINANCIAL INFORMATION
                       ITEM I  -  FINANCIAL STATEMENTS

            RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)



                                                                AUGUST 2, 1997          FEBRUARY 1, 1997
                                                                --------------          ----------------
ASSETS
CURRENT  ASSETS:
  Cash                                                             $334,957                $388,267
  Accounts receivable, less allowance for doubtful
    accounts of $645,180 and $587,150.                            1,048,193                 782,312
  Merchandise inventories                                        28,073,292              25,314,919
  Prepaid expenses and other current assets                       2,280,002               1,883,490
                                                                -----------             -----------
      Total current assets                                       31,736,444              28,368,988

PROPERTY, BUILDINGS AND EQUIPMENT, net                           13,625,986              14,267,207

OTHER ASSETS                                                        174,524                 212,904
                                                                -----------             -----------
                                                                $45,536,954             $42,849,099
                                                                ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit borrowings                                     $15,094,274              $7,281,732
  Accounts payable                                                7,773,382               7,038,664
  Accrued expenses                                                5,299,772               4,797,191
  Taxes accrued and withheld                                      2,058,590               1,935,810
  Income taxes payable                                               23,391                  23,715
  Current portion of long-term debt                               4,241,892               4,537,056
  Current maturities of capital lease obligations                 1,346,628               1,335,379
                                                                -----------             -----------
      Total current liabilities                                  35,837,929              26,949,547


CAPITAL LEASE OBLIGATIONS, net of current portion                 8,600,682               9,258,949

OTHER LONG-TERM LIABILITIES                                         747,958                 755,080

STOCKHOLDERS' EQUITY:
  Common stock
    Series A common stock, $.01 par value; 19,800,000
      shares authorized; 19,260,000 shares issued                   192,600                 192,600
    Series B option common stock, $.01 par value; 10,200,000
      shares authorized, issued and outstanding                     102,000                 102,000
  Paid-in capital                                                 4,562,886               4,562,886
  Retained earnings (accumulated)                                (4,281,381)              1,253,757
  Less:  Treasury Stock, at cost, 2,565,000 shares                 (225,720)               (225,720)
                                                                -----------             -----------
      Total stockholders' equity                                    350,385               5,885,523
                                                                -----------             -----------
                                                                $45,536,954             $42,849,099
                                                                ===========             ===========

See notes to consolidated financial statements.


                                   3 of 36

            RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                          THREE MONTHS ENDED                            SIX MONTHS ENDED
                                   AUGUST 2, 1997      AUGUST 3 ,1996           AUGUST 2, 1997     AUGUST 3 ,1996
                                   --------------      --------------           --------------     --------------
NET SALES                           $43,448,072         $45,771,162             $80,050,814         $87,466,035

COST OF SALES                        28,036,917          29,872,510              51,991,279          57,081,666
                                    -----------         -----------             -----------         -----------
      Gross Profit                   15,411,155          15,898,652              28,059,535          30,384,369

OPERATING AND
ADMINISTRATIVE EXPENSE               16,397,092          18,032,119              32,088,659          35,086,263
                                    -----------         -----------             -----------         -----------

      Loss from operations            (985,937)         (2,133,467)             (4,029,124)         (4,701,894)


INTEREST EXPENSE                       (761,926)           (966,118)             (1,506,015)         (1,786,277)
                                    -----------         -----------             -----------         -----------

LOSS BEFORE PROVISION FOR
  INCOME TAX                         (1,747,863)         (3,099,585)             (5,535,139)         (6,488,171)

PROVISION FOR INCOME TAXES               -                   -                       -                   -
                                    -----------         -----------             -----------         -----------

NET LOSS                             (1,747,863)         (3,099,585)             (5,535,139)         (6,488,171)
                                    ===========         ===========             ===========         ===========

LOSS PER COMMON SHARE                    ($0.06)             ($0.11)                 ($0.20)             ($0.22)
                                    ===========         ===========             ===========         ===========

WEIGHTED AVERAGE
SHARES OUTSTANDING                   27,435,000          28,290,000              27,435,000          29,145,000
                                    ===========         ===========             ===========         ===========





See notes to consolidated financial statements.

                   RICHMOND GORDMAN 1/2 PRICE STORES, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                                                SIX MONTHS ENDED
                                                                     AUGUST 2, 1997          AUGUST 3, 1996
                                                                     --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                ($5,535,139)            ($6,488,171)
Adjustments to reconcile net loss to
net cash used by operating activities:
        Depreciation and amortization                                     1,445,578               1,583,051
        Net changes in assets and liabilities:
                Accounts receivable                                        (265,882)               (465,362)
                Merchandise inventory                                    (2,758,373)             (5,946,428)
                Prepaid expenses and other current assets                  (396,512)                (55,280)
                Other assets                                                 13,380              (1,009,997)
                Accounts payable                                            734,722                 482,263
                Other accrued expenses                                      712,156               1,431,086
                                                                     --------------          --------------

                Net cash used in operating activities                    (6,050,070)            (10,468,838)
                                                                     ==============          ==============


CASH FLOWS FROM INVESTING ACTIVITIES:
                Capital Expenditures                                       (779,357)               (512,899)
                                                                     --------------          --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
                Net proceeds from line of credit borrowing                7,812,542              12,384,569
                Payments on obligations under capitalized leases           (647,018)               (617,636)
                Payments on secured term note                              (389,407)               (402,000)
                Purchase of Treasury Stock                                        0                (225,720)
                Payments made under plan of reorganization                        0                (220,701)
                                                                     --------------          --------------

         Net cash provided by financing activities                        6,776,117              10,918,512
                                                                     --------------          --------------

NET DECREASE IN CASH                                                        (53,310)                (63,225)

CASH, Beginning of period                                                   388,267                 488,012
                                                                     --------------          --------------

CASH, End of period                                                        $334,957                $424,787
                                                                     ==============          ==============


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


2.    DESCRIPTION OF BUSINESS

      On October 20, 1993, the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to a confirmed Plan of Reorganization (the "Plan"). The Company operated 32 1/2 Price Stores as of August 2, 1997 and August 3, 1996. The 1/2 Price primary concept is to offer first quality, name brand merchandise priced at one-half of department and specialty store regular prices or at half of manufacturers' suggested retail prices.


3.    MERCHANDISE INVENTORIES

      Merchandise inventories are stated at the lower of cost (on a last-in, first-out, or LIFO basis) or market. Total inventories (and working capital) would have been higher at August 2, 1997 and February 1, 1997, by approximately $7,871,083 and $7,862,748, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation.

4.    INCOME TAXES

      As of February 1, 1997 (the Company's most recent tax year-end), the Company had net operating loss carryforwards of approximately $27,800,000, which expire through 2011. A valuation allowance has been provided against this net operating loss benefit until realization of these benefits becomes more likely than not. No income tax benefit was recorded for the first half of fiscal 1997 and 1996 because of the uncertainty of the realization of such benefits in the future.


5.    STOCKHOLDERS' EQUITY

      Should the Company fulfill its minimum obligation to the unsecured creditors under the Plan, the Company and the former preferred shareholder's designee have the option to purchase all or a portion of the 10,200,000 shares of Series B Option Common Stock issued to the unsecured creditors at a price equal to the fair value of the stock on February 2, 1998, less the amount of any Excess Cash Balance paid to the unsecured creditors during the term of the Plan. As of August 2, 1997 there is no excess cash paid to the unsecured creditors.


6.    EARNINGS PER SHARE

      Earnings per common share were calculated using weighted average common shares outstanding for all periods presented. For purposes of the weighted average shares outstanding, all shares to be issued to certain members of management or to the unsecured creditors during the term of the Plan are considered outstanding. At August 2, 1997, 540,000 of such shares had not yet been issued.


7.    ACCOUNTING PRONOUNCEMENT

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share which specifies the computation, presentation and disclosure requirements for earnings per share. The objective of the statement is to simplify the computation of earnings per share. The Company does not expect this pronouncement to have a material impact on its earnings per share as currently computed. SFAS No. 128 is applicable for the Company beginning in the fourth quarter of fiscal 1997.

8.    RECLASSIFICATIONS

      Certain items in the historical financial statements have been reclassified to provide consistent presentation.

                         PART I - FINANCIAL INFORMATION

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


PROGRESS REPORT

In our 1996 Annual Report we discussed the strategies we are using to turn the Company around following a change in senior management and direction in mid-1996. We believe we have achieved significant progress toward this turnaround to date, as evidenced by the following accomplishments:

1. We have significantly improved our liquidity, as defined by excess availability under our line of credit.

         a. Average excess availability under our line of credit during the first half of fiscal year 1997 was $7.6 million, a 93% increase compared to the same period in fiscal year 1996.

         b.      Excess availability was $7.8 million at September 9, 1997.

         c. Average borrowings under our line of credit during the first half of fiscal year 1997 were $13.2 million, a decrease of 20% compared to the same period in fiscal 1996.

         d. Our primary lender, Congress Financial Corporation (Central), continues to be very supportive, agreeing over the past 24 months to increase our line of credit to $27.5 million, increase our advance rate, lower our interest rate and extend the term of our loan agreement to October, 1999.

         e. Our investment in inventory during the first half of fiscal 1997 is 22% lower, on average, than it was a year ago, translating into almost a $7 million reduction.

         f. Inventory turnover has increased by 17% during the first half of fiscal 1997 as compared to the first half of fiscal 1996. Our turnover in the first half of this fiscal year was the highest in the Company's history.

         g. Gross margin return on inventory (GMROI) increased by 18% during the first half of fiscal 1997 as compared to the first half of fiscal 1996. GMROI is at its highest level since 1991.

         h. In August we made the final in a series of payments to our pre-petition secured creditors under our Plan; less than $4 million in mandatory payments to unsecured creditors remain.

         i. Working capital was a negative $4.1 million at the end of the second quarter. However, our reported working capital is significantly lowered by two of our accounting policies. First, we report our inventory on a LIFO basis, unlike many public companies who report inventory on a FIFO basis. Using LIFO lowers reported inventory as compared to FIFO. Had our Company used FIFO working capital would have increased by $7.9 million. Second, we classify all borrowings under our line of credit as current liabilities, even though our credit agreement extends through October, 1999. Under our credit agreement there is no clean down requirement and, a large portion of these borrowings, which totaled $15.1 million at quarter-end, need not be repaid during the next twelve months.

2. Sales results improved in the second quarter and in the important "Back-to-School" season, which includes the month of August, the first month of the third quarter.

         a. August (which is not included in these financial statements) comparable store sales increased by 3.4% over last year and exceeded our plan. (Comparable store gross margin dollars for August were up 5.6% over last year.)

         b. Second quarter sales were 5.1% below last year compared to a 12.2% sales decrease during the first quarter. Comparable store sales have improved, relative to the previous month, in each of the past four months. During the first half of fiscal 1997 we continued a strategic shift to offering desirable name brand merchandise at everyday prices well below department and specialty store regular prices. During the comparable period of fiscal 1996, the Company was driving sales through a promotional and advertising plan that offered discounts off everyday prices. Thus a large part of our sales decrease was planned.

         c. Sales increased in three of our merchandising divisions during the second quarter of fiscal 1997 as compared to fiscal 1996. These divisions are Women's (+5%), Juniors (+6%) and Intimate Apparel (+7%). Women's is our most important division, not only because of its size relative to our other divisions, but also because it attracts the female shopper to our store to buy clothing for herself, which we believe will have a halo effect throughout the store in the future as she also buys shoes, accessories, children's clothes and toys, home goods and certain men's clothing. Our Shoe (-17%) and Home (-12%) divisions are not meeting our expectations, a problem we are addressing aggressively by intensifying key brand offerings, improving our merchandise assortment and strengthening our buying staff in these areas.

3.       Margins are improving noticeably.

         a. Gross margins were 35.1% in the first half of fiscal 1997 compared to 34.7% in the first half of fiscal 1996. However, gross margin percentage, on merchandise (which excludes several components of reported gross margin, including LIFO, aging reserves and discounts on prepayments) actually increased by just under 1 point from 1996 to 1997.

         b. Gross margin percentages in the first half of fiscal 1997 exceeded the first half of fiscal 1996 in all eight of our merchandise divisions.

         c. Our outlook for margins in the second half of fiscal 1997 is very encouraging based on a sizable increase in the initial mark-up versus last year on merchandise presently on order.

4. Although we incurred a net loss again in the second quarter, it was 44% less than in the second quarter of fiscal 1996, and our net loss through the first six months of fiscal 1997 is 15% less than in the first half of fiscal 1996.

5. Key initiatives aimed at driving up our sales have been implemented in merchandising, marketing and stores.

         a. We have intensified, in terms of inventory and management attention, those merchandise areas that represent the largest growth potential. These include juniors, full figure, petites, men's and women's activewear, careerwear, fine jewelry, men's bottoms, athletic footwear, gifts, frames and rugs.

         b. We have added key brands to our inventory mix, including Nike footwear and apparel, Levis and Dockers. We have upgraded our brand offerings in most areas, including denim, activewear, career and casual wear, and shoes.

         c. We have increased our planned merchandise receipts by 15% for the second half of fiscal 1997.

         d. We have increased our advertising plan for the second half of fiscal 1997, raising it 15% over fiscal 1996 and focusing on Sunday pre-print circulars and radio. We are coupling this increased spending with several fundamental changes in the content of our advertising.

         e. We are revolutionizing the culture in our stores - making the customer the number one priority. Our Commitment to Customer Satisfaction was rolled out Company-wide in July, with noticeable results already. Our average sales transaction increased by more than $1 in August (versus last year). Sustaining a $1 increase per transaction would translate into $8 million in sales annually.

6. Strengthening our key personnel make us a stronger Company, and is having an impact on our results.

         a. In the past six months we have added two new divisional merchandise managers, five new buyers, and new Vice Presidents of Marketing and Finance.

         b. A recently revised incentive plan more directly ties pay to performance for our key people.

We have accomplished a great deal in the past 12 months and remain optimistic about our prospects for the next 18 months.

RESULTS OF OPERATIONS
The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales:

                                                THREE MONTHS ENDED                    SIX MONTHS ENDED

                                           August 2,          August 3,         August 2,          August 3,
                                             1997               1996              1997               1996
                                           ---------          ---------         ---------          ---------
Net Sales                                   100.0%             100.0%             100.0%             100.0%

Cost of Sales                                64.5               65.3               64.9               65.3
                                            -----              -----              -----              -----

Gross Profit                                 35.5               34.7               35.1               34.7

Operating and
  Administrative Expenses                    37.7               39.4               40.1               40.1
                                            -----              -----              -----              -----

Loss From Operations                         (2.2)              (4.7)              (5.0)              (5.4)

Interest Expense                             (1.8)              (2.1)              (1.9)              (2.0)
                                            -----              -----              -----              -----

Loss Before Provision For Taxes              (4.0)              (6.8)              (6.9)              (7.4)

Provision For Income Taxes                      -                  -                  -                  -
                                            -----              -----              -----              -----

Net Loss                                     (4.0)%             (6.8)%             (6.9)%             (7.4)%
                                            =====              =====              =====              =====


Net Sales for the second quarter of fiscal 1997 decreased approximately $2,323,000, or 5.1%, compared to net sales for the second quarter of fiscal 1996. The comparable store sales decrease was also 5.1%. Sales were 3.4% below plan for the second quarter.

Net sales for the first six months of fiscal 1997 decreased by approximately $7,415,000, or 8.5% compared to net sales for the first six months of fiscal 1996. Comparable store sales decreased by 7.6% during the first half of 1997. Sales were 3.9% below plan for the first half of 1997.

The shortfall in sales as compared to the Company's plan (3.4% for the second quarter and 3.9% for the first half) was the result of fewer customer transactions, which the Company believes is the result of a lack of marketplace awareness of what the store has to offer, promotional discounting by department stores and increasing competition for consumers' disposable income. Management is addressing the lack of marketplace awareness by increasing its advertising spending by 15% for the second half of 1997 in conjunction with market and customer research it recently conducted. We are also intensifying certain merchandise areas and refocusing others, all with the intent of offering desirable brand name merchandise at everyday low prices of up to half off department and specialty store regular prices.

The planned decrease in sales (1.7% for the second quarter and 4.7% for the first half) was the result of the Company's strategic shift to offering desirable brand name merchandise at everyday prices well below department and specialty store regular prices. During comparable periods of fiscal 1996, the Company was driving sales through a promotional and advertising plan that offered discounts off everyday prices. That practice was changed during July, 1996.

Gross Profit decreased by approximately $487,000 or 3.0% for the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. As a percentage of net sales, gross margins were 35.5% in the second quarter of fiscal 1997 compared to 34.7% for the second quarter of fiscal 1996. Gross profit dollars decreased approximately $2,325,000 or 7.7% for the first six months of fiscal 1997 versus the first six months of fiscal 1996. As a percentage of sales, gross margins were 35.1% in the first six months of fiscal 1997 compared to 34.7% the first six months of fiscal 1996.

The increases in gross margin percentages was the result of the Company's strategy described above which reduced the amount of promotional discounting in prices. The gross margin dollar decrease was the result of the sales decrease. Gross profit is calculated after giving effect to inventory markdown and aging reserves and the LIFO provision. Gross margin percentage on merchandise (which excludes several components of reported gross margin, including LIFO, aging reserves and discounts on prepayments) actually increased by just under 1 point from 1996 to 1997.

Operating and Administrative Expenses decreased approximately $1,635,000, or 9.1%, for the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. As a percentage of net sales, operating and administrative expenses were 37.7% in the second quarter of 1997 versus 39.4% in the prior year period. The decrease in expenses was the result of lower payroll and other costs at the corporate office and $1.1 million of severance costs related to the Company's former President which are included in the second quarter 1996 expenses.

Operating and administrative expenses decreased approximately $2,998,000, or 8.5%, for the first six months of fiscal 1997 over the first six months of fiscal 1996. As a percentage of sales, operating and administrative expenses were 40.1% both for the first six months of fiscal 1997 and for the first six months of fiscal 1996. The decrease in expense was due to lower payroll and other costs at the corporate office and $1.1 million of severance costs related to the Company's former President which are included in 1996 expenses.

Interest Expense decreased by approximately $204,000 for the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 and was approximately $280,000 less for the first six months of fiscal 1997 compared to the first six months of fiscal 1996. The decrease in interest expense for both periods was the result of decreases in borrowings on the Company's revolving line of credit.

Net Loss for the second quarter of fiscal 1997 was $1,747,863 compared to $3,099,585 for the second quarter of 1996, an improvement of 43.6%. Net loss for the first half of 1997 was $5,535,199 compared to $6,488,171 for the first half of 1996, an improvement of 14.7%


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, as defined by line of credit borrowings and excess availability on the line, has strengthened considerably at August 2, 1997, as compared to August 3, 1996, as evidenced by the following:

- The Company's average excess borrowing capacity for the first half of fiscal 1997 was $7,596,000, an increase of 93% compared to the same period in 1996.

- The Company's average borrowings for the first half of fiscal 1997 were $13,180,000, a decrease of 20% versus the first half of fiscal 1996.

- The Company used cash in operations of $6.1 million in the first half of 1997 compared to $10.5 million in the first half of 1996, an improvement of $4.4 million.

These results are primarily attributable to the following developments:

    1. Inventory turnover and gross margin return on inventory (GMROI) have improved dramatically. In the first half of fiscal 1997, average inventories were 21.7% less than during the first half of fiscal 1996. This improvement was achieved by taking markdowns on a more timely basis and better correlating receipt flow to sales. As of August 2, 1997, merchandise inventories were $8,659,000 or 23.6% lower than last year. Inventory turnover has increased by 17% during the first half of fiscal 1997 as compared to the first half of 1996 and was the highest in the Company's history. GMROI has increased by 17.6% for the comparable period.

    2. The Company negotiated amendments to the existing financing agreement with its primary lender, Congress Financial Corporation (Central), which increased cash availability by approximately $6.0 million. The current loan agreement extends to October 1999, and provides a maximum line of $27.5 million. The interest rate is prime plus 1%.

    3. In January 1997, the Unsecured Creditors' Committee agreed to defer for up to one year the $1.9 million payment due for 1996 under the Plan, even though the Company had sufficient excess availability under its financing agreement to make this payment. The deferral provides additional flexibility to continue to implement our turnaround plans. The Company has paid Creditors over $21.0 million since its emergence from Chapter 11 in late 1993, and currently has less than $4.0 million in remaining payments.

The Company's primary ongoing cash requirements are for operating expenses, inventory and the minimum payments to the Company's creditors (pursuant to the Plan). The Company's primary sources of funds for its business activities are cash from operations and borrowings under its revolving credit facility with Congress Financial Corporation (Central). In addition, short term trade credit (normally for 30-day periods) represents a significant source of interim financing for merchandise inventories. Trade creditors, representing approximately two-thirds of all merchandise purchases, are extending normal credit terms. During the first half of fiscal 1997 approximately 33% of the Company's purchases, primarily from those vendors that factor their invoices, had to be prepaid because the factor would not extend normal credit terms to the Company. Management believes the percentage of prepayments will not increase over the next few months.

During the first half of fiscal 1997 and 1996, capital expenditures were approximately $779,000 and $513,000, respectively. The Company plans to invest approximately $600,000 in capital expenditures for the remainder of fiscal 1997.

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


FORWARD-LOOKING STATEMENTS

In this section of this Report on Form 10-Q, the Company and persons acting on its behalf have made certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). These forward-looking statements are identified as including terms such as "may", "will", "should", "anticipates", expects", "plans", "intends", or similar language. Such statements are made in good faith by the Company and such persons pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, the Company has identified in its Annual Report to Shareholders for the fiscal year ended February 1, 1997 (the "Annual Report"), important factors which could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. The Company further cautions that the factors identified in the Annual Report are not exhaustive or exclusive. The Company does not undertake to update any forward-looking statement which may be made from time to time by or on behalf of the Company.

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

Item 6 - Exhibits and Reports on Form 8-K.

         (a)     Exhibits

                 (10)     (i)     Material Contracts -- 1997 Stock Option Plan

                 (10)     (ii)    Material Contracts -- Employment Agreement
                                  between Richman Gordman 1/2 Price  Stores,
                                  Inc.  and  Michael  A.  Mallaro,  dated June
                                  21, 1997.

                 (10)     (iii)   Material Contracts -- Executive Benefit
                                  Amendment Agreement among Richman Gordman 1/2
                                  Price Stores, Inc., Jeffrey J. Gordman,
                                  Michael A. Mallaro, Dean Williamson, James H.
                                  Cooke, Ronald Kent Hall, John W. Simkins,
                                  Norman J. Farrington, and Donald L. DeGraeve, dated August 1, 1997.

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


                                        RICHMAN GORDMAN 1/2 PRICE
                                        STORES, INC.



Date:  September 12, 1997               By:   /s/ Jeffrey J. Gordman
                                            ----------------------------------
                                             Jeffrey J. Gordman, President and
                                             Chief Executive Officer



Date:  September 12, 1997               By:   /s/ Michael A. Mallaro
                                            ----------------------------------
                                              Michael A. Mallaro, Vice
                                              President of Finance, Chief
                                              Financial Officer, Secretary and
                                              Treasurer

                                 EXHIBIT INDEX

Exhibit                   Description                                                                 Page
-------                   -----------                                                                 ----
(10)     (i)     Material Contracts -- 1997 Stock Option Plan                                          21

(10)     (ii)    Material  Contracts -- Employment  Agreement  between  Richman
                 Gordman 1/2 Price   Stores,  Inc. and  Michael  A. Mallaro, dated
                 June 21, 1997.                                                                        25

(10)     (iii)   Material  Contracts -- Executive   Benefit   Amendment  Agreement
                 among Richman Gordman 1/2 Price Stores, Inc., Jeffrey J. Gordman,
                 Michael  A. Mallaro,  Dean  Williamson,  James  H. Cooke, Ronald
                 Kent Hall,  John W. Simkins,  Norman J. Farrington, and  Donald L.
                 DeGraeve, dated August 1, 1997.                                                       32

(27)     Financial Data Schedule                                                                       35