Form 10-Q
period 1997-11-01
RICHMAN GORDMAN 1/2 PRICE STORES INC
filed 1997-12-16
CIK 924120

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended November 1, 1997

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
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      YES X        NO
                               -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


             Class of Common Stock      Outstanding at November 1, 1997
             ---------------------      -------------------------------
             Common Stock:
                Series A                        19,260,000 shares
                Series B Option                 10,200,000 shares


                                 Page 1 of 23
                       Exhibit Index Appears At Page 21

            RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
            -----------------------------------------------------

                                                                   PAGE
                                                                   ----
PART I       -    FINANCIAL INFORMATION

  Item 1     -    Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of
                      November 1, 1997 and February 1, 1997          3

                  Consolidated Statements of Operations -
                      Three Months and Nine Months Ended
                          November 1, 1997 and November 2, 1996      4

                  Consolidated Statements of Cash Flows -
                      Nine Months Ended November 1, 1997
                          and November 2, 1996                       5

                  Notes to Consolidated Financial Statements         6 - 7

  Item 2     -    Management's Discussion and Analysis of            8 - 17
                      Financial Condition and Results of
                      Operations



PART II      -    OTHER INFORMATION

  Items 1-4  -    None                                               18

  Item 5     -    Other Information                                  18

  Item 6     -    Exhibits and Reports on Form 8-K                   19

  Signatures                                                         20

  Exhibit Index                                                      21

                        PART I - FINANCIAL INFORMATION
                        ITEM I - FINANCIAL STATEMENTS

            RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                                  November 1, 1997    February 1, 1997
                                                                  ----------------    ----------------
ASSETS
CURRENT  ASSETS:
 Cash                                                                    $192,885           388,267
 Accounts receivable, less allowance for doubtful
  accounts of $697,900 and $587,150                                     1,319,426           782,312
 Merchandise inventories                                               32,493,845        25,314,919
 Prepaid expenses and other current assets                              1,893,266         1,883,490
                                                                  ----------------    ----------------
   Total current assets                                                35,899,422        28,368,988

PROPERTY, BUILDINGS AND EQUIPMENT, net                                 13,190,926        14,267,207

OTHER ASSETS                                                              161,624           212,904
                                                                  ----------------    ----------------
                                                                      $49,251,972        42,849,099
                                                                  ================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Line of credit borrowings                                            $17,824,083         7,281,732
 Accounts payable                                                       8,979,855         7,038,664
 Accrued expenses                                                       4,937,131         4,797,191
 Taxes accrued and withheld                                             2,526,850         1,935,810
 Income taxes payable                                                       1,361            23,715
 Current portion of long-term debt                                      4,163,441         4,537,056
 Current maturites of capital lease obligations                         1,322,467         1,335,379
                                                                  ----------------    ----------------
   Total current liabilities                                           39,755,188        26,949,547


CAPITAL LEASE OBLIGATIONS, net of current portion                       8,285,996         9,258,949

OTHER LONG-TERM LIABILITIES                                               723,380           755,080

STOCKHOLDERS' EQUITY:
 Common stock
  Series A common stock:  $.01 par value; 19,800,000
   shares authorized; 19,260,000 shares issued                            192,600           192,600
  Series B option common stock:  $.01 par value; 10,200,000
   shares authorized, issued and outstanding                              102,000           102,000
 Paid-in capital                                                        4,562,886         4,562,886
 Retained earnings (accumulated deficit)                               (4,144,358)        1,253,757
 Less:  Treasury Stock, at cost, 2,565,000 shares                        (225,720)         (225,720)
                                                                  ----------------    ----------------
  Total stockholders'  equity                                             487,408         5,885,523
                                                                  ----------------    ----------------
                                                                      $49,251,972        42,849,099
                                                                  ================    ================

See notes to consolidated financial statements.

            RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                         NOVEMBER 1, 1997   NOVEMBER 2, 1996    NOVEMBER 1, 1997      NOVEMBER 2, 1996
                                         ----------------   ----------------    ----------------      ----------------
NET SALES                                   $51,122,905       $50,484,778         $131,173,719           $137,950,813

COST OF SALES                                32,819,996        32,367,912           84,811,275             89,650,635
                                            -----------       -----------         ------------           ------------
   Gross Profit                              18,302,909        18,116,866           46,362,444             48,300,178

OPERATING AND
ADMINISTRATIVE EXPENSES                      17,422,402        18,119,210           49,510,199             53,004,416
                                            -----------       -----------         ------------           ------------
   Income(Loss) from operations                 880,507            (2,344)          (3,147,755)            (4,704,238)


INTEREST EXPENSE                               (743,483)       (1,070,345)          (2,250,361)            (2,856,622)
                                            -----------       -----------         ------------           ------------
INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAX                                 137,024        (1,072,689)          (5,398,116)            (7,560,860              )

PROVISION FOR INCOME TAXES                         -                -                    -                      -
                                            -----------       -----------         ------------           ------------
NET INCOME(LOSS)                                137,024        (1,072,689)          (5,398,116)            (7,560,860)
                                            ===========       ===========         ============           ============

INCOME (LOSS) PER COMMON
SHARE                                             $0.01            ($0.04)              ($0.20)                ($0.26)
                                            ===========       ===========         ============           ============
WEIGHTED AVERAGE
SHARES OUTSTANDING                           27,435,000        27,435,000           27,435,000             28,575,000
                                            ===========       ===========         ============           ============


See notes to consolidated financial statements.

                    RICHMAN GORDMAN 1/2 PRICE STORES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                            NINE MONTHS ENDED
                                                                  NOVEMBER 1, 1997     NOVEMBER 2, 1996
                                                                  ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                             ($5,398,116)       ($7,560,860)
Adjustments to reconcile net loss to
   net cash used by operating activities:
   Depreciation and amortization                                       2,063,806          2,346,929
   Net changes in assets and liabilities:
      Accounts receivable                                               (537,114)          (791,333)
      Merchandise inventory                                           (7,178,926)        (7,060,286)
      Prepaid expenses and other current assets                           (9,776)           278,310
      Other assets                                                        32,372            544,266
      Accounts payable                                                 1,941,191          2,867,404
      Other accrued expenses                                             198,683            826,393
                                                                  ----------------     ----------------
      Net cash used in operating activities                           (8,887,880)        (8,549,177)
                                                                  ================     ================

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of land                                         770,000                  0
      Capital expenditures                                            (1,126,568)          (609,267)
                                                                  ----------------     ----------------
      Net cash used in investing activities                             (356,568)          (609,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from line of credit borrowing                      10,542,351         10,955,770
      Payments on obligations under capitalized leases                  (985,864)          (921,011)
      Payments on note payable-prepetition secured creditors            (426,595)          (603,000)
      Payments on note payable-other                                     (80,826)                 0
      Purchase of treasury stock                                               0           (225,720)
      Payments made under plan of reorganization                               0           (220,701)
                                                                  ----------------     ----------------
         Net cash provided by financing activities                     9,049,066          8,985,338
                                                                  ----------------     ----------------
NET DECREASE IN CASH                                                    (195,382)          (173,106)

CASH, Beginning of period                                                388,267            488,012
                                                                  ----------------     ----------------
CASH, End of period                                                     $192,885           $314,906
                                                                  ================     ================

See notes to consolidated financial statements

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

2.  DESCRIPTION OF BUSINESS
    -----------------------

    On October 20, 1993, the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to a confirmed Plan of Reorganization (the "Plan"). The Company operated 32 1/2 Price Stores as of November 1, 1997 and November 2, 1996. The 1/2 Price Store concept is to offer recognizable, name brand merchandise priced at one-half of department and specialty store regular prices.

3.  MERCHANDISE INVENTORIES
    -----------------------

    Merchandise inventories are stated at the lower of cost (on a last-in, first-out, or LIFO basis) or market. Total inventories would have been higher at November 1, 1997 and February 1, 1997, by approximately $7,731,083 and $7,862,748, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Working capital and stockholders' equity would also be increased under FIFO. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation.

4.  INCOME TAXES
    ------------

    As of February 1, 1997 (the Company's most recent tax year-end), the Company had net operating loss carryforwards of approximately $27,800,000, which expire through 2011. A valuation allowance has been provided against this net operating loss benefit until realization of these benefits becomes more likely than not. No income tax benefit was recorded for fiscal 1997 and 1996 because of the uncertainty of the realization of such benefits in the future.

5.  STOCKHOLDERS' EQUITY
    --------------------

    At such time as the Company fulfills its minimum obligation to the unsecured creditors under the Plan, the Company and the former preferred shareholder's designee have the option to purchase all or a portion of the 10,200,000 shares of Series B Option Common Stock issued to the unsecured creditors at a price equal to the fair value of the stock on February 2, 1998, less the amount of any Excess Cash Balance paid to the unsecured creditors during the term of the Plan. As of November 1, 1997 there is no excess cash paid to the unsecured creditors.

6.  EARNINGS PER SHARE
    ------------------

    Earnings per common share were calculated using weighted average common shares outstanding for all periods presented. For purposes of the weighted average shares outstanding, all shares issued to certain members of management or to the unsecured creditors during the term of the Plan are considered outstanding. Effective September 12, 1997, the Company awarded existing employees options to purchase 619,000 shares of Series A Common Stock under the 1997 Stock Option Plan. The options vest over a five year period and carry an exercise price of $.051 per share. The options are not considered dilutive for purposes of computing Earnings Per Share.

7.  DEPRECIATION
    ------------

    During the third quarter of fiscal 1997, the Company evaluated the useful lives of certain of its equipment, fixtures and leaseholds and adjusted the useful lives where deemed appropriate. These changes in estimates reduced depreciation expense by approximately $300,000 in the third quarter.

8.  ACCOUNTING PRONOUNCEMENT
    ------------------------

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings per share. The objective of the statement is to simplify the computation of earnings per share. The Company does not expect this pronouncement to have a material impact on its earnings per share as currently computed. SFAS No. 128 is applicable for the Company beginning in the fourth quarter of fiscal 1997.

9.  RECLASSIFICATIONS
     -----------------

    Certain amounts in the February 1, 1997 balance sheet have been reclassified to conform to current presentation.

                        PART I - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



PROGRESS REPORT
---------------

In our 1996 Annual Report we discussed the strategies we are using to improve the Company's performance following a change in senior management and direction in mid-1996. We made steady progress in the fundamental aspects of our turnaround efforts during the first year. We created the liquidity necessary to manage our business effectively, improved cash flow, lowered inventories, improved merchandise mix and presentation and strengthened our staff. Results for the third quarter of fiscal 1997 ended on November 1, 1997 (which began the second year of our turnaround) were very encouraging. We were profitable for the third quarter and we achieved a comparable store sales increase - both significant accomplishments. We are pleased with the results of our turnaround efforts over the past 15 months and will continue to report our progress in future updates. A summary of the progress is provided below.

1. We have significantly improved our liquidity, as defined by excess availability under our line of credit.

     a. Average excess availability under our line of credit during the first nine months of 1997 was $8.3 million, a 47% increase compared to the same period in fiscal 1996.

     b.   Excess availability was $7.7 million at November 1, 1997.

     c. Average borrowings under our line of credit during the first nine months of fiscal year 1997 were $12.9 million, a decrease of 15% compared to the same period in fiscal 1996.

     d. Our primary lender, Congress Financial Corporation (Central), continues to be very supportive, agreeing over the past 15 months to increase our line of credit to $27.5 million, increase our advance rate, lower our interest rate and extend the term of our loan agreement to October, 1999. Our lending agreement has no annual clean down provision nor does it contain any covenants specifying our earnings, working capital, net worth or cash flow levels, but does include limitations on annual cumulative capital expenditures and additional borrowing.

      e. Our investment in inventory during the first nine months of fiscal 1997 is 20% lower, on average, than it was a year ago, translating into a $6.6 million reduction.

      f. Inventory turnover has increased by 21% during the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996. Our turnover in the first nine months was the highest in the Company's recent history.

      g. Gross margin return on inventory (GMROI) increased by 27% during the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996. GMROI is at its highest in the Company's recent history.

      h. In August we made the final of a series of payments to our pre-petition secured creditor.

      i. Working capital was a negative $3.5 million at the end of the third quarter. However, our reported working capital is significantly lowered by two of our accounting policies. First, we report our inventory on a LIFO basis, unlike many public companies who report inventory on a FIFO basis. Using LIFO lowers reported inventory, working capital and equity as compared to FIFO. Had our Company used FIFO, working capital and stockholders' equity would have increased by $7.7 million. Second, we classify all borrowings under our line of credit as current liabilities, even though our credit agreement extends through October, 1999 and does not include a clean down provision.

2.    Sales results improved in the third quarter.

      a. Comparable store sales in the third quarter increased 1.3% over last year. Comparable store sales were strongest in October, when they increased 7.6%. A major snowstorm which hit Colorado, Nebraska and Iowa in October caused us to close several stores for one or more days over a weekend, decreasing sales by an estimated $400,000. We experienced a 3.3% comparable store sales increase in August, and a 5.7% decrease in September. Comparable store sales have improved, relative to the previous month, in eight of the past nine months.

      b. Sales increased in five of our eight merchandising divisions during the third quarter of fiscal 1997 as compared to fiscal 1996. These divisions are Women's (+13%), Intimate Apparel (+19%), Juniors (+15%), Women's Accessories (+5%), and. Men's (+3%). Women's is one of our most important divisions, not only because of its size relative to our other divisions, but also because it attracts the female shopper to our store to buy clothing for herself, which we believe will have a halo effect throughout the store in the future as she also buys shoes, accessories, children's clothes and toys, home goods and certain men's clothing. Our childrens business declined 1% for the third quarter. Our Shoe (-25%) and Home (-6%) divisions performed well below our expectations. We are addressing Home aggressively by intensifying key brand and category offerings, improving our merchandise assortment and focusing significant attention from senior management. We have moved aggressively to correct the problems in Shoes, as detailed in item 5 below.

      c. Year to date, net sales are down 4.9% from last year. During the first nine months of fiscal 1997 we continued a strategic shift to offering desirable name brand merchandise at everyday prices well below department and specialty store regular prices. Comparable store sales in the current year nine-month period decreased by 4.2% as compared to the prior year nine-month period. During the first half of fiscal 1996, the Company was driving sales through a promotional and advertising plan that offered discounts off everyday prices. Thus a large part of our sales decrease for the first six months of fiscal 1997 was planned.

      d. November, which is not part of our third quarter results described in this report, was also a very strong month, with our comparable store sales up almost 9% for the month.

3.    Our margins have improved as a result of our strategies.

      a.   Gross margins were 35.3% in the first nine months of fiscal
           1997 compared to 35.0% in the first nine months of fiscal 1996. However, gross margin percentage excluding the effects of inventory aging reserves and the LIFO provision was up .7% for the first nine months of fiscal 1997 compared to fiscal 1996, from 34.5% to 35.2%. Gross margins for the third quarter of fiscal 1997 were 35.8% as compared to 35.9% for the third quarter of fiscal 1996.

      b.   Gross margin percentages in the first nine months of fiscal
           1997 exceeded the first nine months of fiscal 1996 in all of our merchandise divisions except Home.

4. We produced operating income of $881,000 during the third quarter of fiscal 1997 and a net income of $137,000. During the third quarter of fiscal 1996 we had an operating loss of $2,000 and a net loss of $1,073,000.

5. We have formed a strategic alliance to lease out our shoe business beginning in the fourth quarter.

      a. Effective November 9, 1997 our shoe business has been leased to Shoe Corporation of America, Inc. ("SCOA"). SCOA is one of the nation's leading shoe retailers and currently operates the shoe departments of several retailers including Gottshalks, Goody's, ZOMI Department Stores, Uptons and Carson Pirie Scott. Under the agreement, SCOA purchased all of our existing shoe inventory and fixtures, assumed responsibility for all shoe department employees and will pay us a percentage of all ongoing shoe sales. The term of the agreement is 3 years, with mutual options to renew.

      b. As we have previously disclosed, our shoe business had been underperforming for some time. By executing this leasing arrangement, we are allying ourselves with the expertise and buying power of SCOA, a company we believe to be the premier shoe licenser in the Country.

      c. The initial sales of our shoe inventory to SCOA will not result in a material impact to our earnings. Going forward, we expect the license fees we earn from SCOA to exceed the profit contribution we could have earned by retaining our shoe business.

      d. Outsourcing our shoe department will free up time, energy and resources to focus on other aspects of our business.

6. Key initiatives aimed at continuing to drive up our sales have been implemented in merchandising, marketing and stores.

      a. We have intensified, in terms of inventory and management attention, those merchandise areas that represent the largest growth potential. These include juniors, full figure, petites, men's and women's activewear, women's career sportswear, fine jewelry, men's bottoms, athletic footwear, gifts, frames and rugs.

      b. We have added or intensified key brands to our inventory mix, such as Nike activewear, Levi Strauss, Dockers, Sag Harbor, Guess, Calvin Klein and Mikassa. We have upgraded our brand offerings in most areas, including denim, activewear, women's career and casual wear, and shoes.

      c. We increased our planned merchandise receipts by 15% for the fourth quarter of fiscal 1997.

      d. We increased our advertising plan for the second half of fiscal 1997, raising it 15% over fiscal 1996 and focusing on Sunday pre-print circulars, television and radio. We coupled that increased spending with several fundamental changes in the content of our advertising.

      e. In July, 1997 our Commitment to Customer Satisfaction was rolled out Company-wide. The goal of the Commitment to Customer Satisfaction is to revolutionize the culture in our stores - making the customer the number one priority and to increase the average sales per transaction. Achieving a $1 increase per transaction would translate into $8 million in sales (approximately 4% of fiscal year 1996 net sales) annually.

7. Selected upgrades in our key personnel make us a stronger Company, and are having an impact on our results.

      a. In the past year we have added two new divisional merchandise managers, five new buyers, and new Vice Presidents of Marketing and Finance.

      b. A recently revised incentive plan more directly ties compensation to performance for our key people.

8. Although we have made significant progress in our turnaround efforts, we realize that several factors will have a significant impact on our future success. These include (i) our ability to increase sales volume, (ii) our ability to procure merchandise opportunistically such that it can be offered at half price, (iii) continued availability of the trade credit we now receive and (iv) our ability to sustain an adequate level of borrowing capacity.

We have accomplished a great deal in the past 15 months and remain optimistic about our prospects in the future.

RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales:


                              THREE MONTHS ENDED         NINE MONTHS ENDED

                            November 1,  November 2,  November 1,  November 2,
                               1997         1996         1997         1996
                               ----         ----         ----         ----
Net Sales                    100.0%        100.0%       100.0%        100.0%

Cost of Sales                 64.2          64.1         64.7          65.0
                             -----         -----        -----         -----

Gross Profit                  35.8          35.9         35.3          35.0

Operating and
 Administrative Expenses      34.1          35.9         37.7          38.4
                             -----         -----        -----         -----
Income (Loss) From Operations  1.7           0.0         (2.4)         (3.4)

Interest Expense              (1.4)         (2.1)        (1.7)         (2.1)
                             -----         -----        -----         -----
Net Income (Loss)
 Before Provision For Taxes    0.3          (2.1)        (4.1)         (5.5)

Provision For Income Taxes       -             -            -             -
                             -----         -----        -----         -----

Net Income (Loss)              0.3%         (2.1)%       (4.1)%        (5.5)%
                             -----         -----        -----         -----

Net Sales for the third quarter of fiscal 1997 increased approximately $638,000, or 1.3%, compared to net sales for the third quarter of fiscal 1996. The comparable store sales increase was 1.3%. Sales were 4.4% above plan for the third quarter. The comparable store sales increase was the result of strong sales in our women's, juniors, and intimate apparel divisions. Women's accessories and Men's also had sales increases while Childrens, Home, and Shoes had sales decreases.

Net sales for the first nine months of fiscal 1997 decreased by approximately $6,777,000, or 4.9%, compared to net sales for the first nine months of fiscal 1996. Comparable store sales decreased by 4.2% during the first nine months of 1997. Sales were 2.9% below plan for the first nine months of 1997.

Much of the planned decrease in sales for the first six months was the result of the Company's strategic shift to offering desirable brand name merchandise at everyday prices well below department and specialty store regular prices. During comparable periods of fiscal 1996, the Company was driving sales through a promotional and advertising plan that offered discounts off everyday prices. That practice was changed during July, 1996, and thus had no effect on the third quarter, only on the nine month period.

Gross Profit increased by approximately $186,000, or 1.0%, for the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. As a percentage of net sales, gross margins were 35.8% in the third quarter of fiscal 1997 compared to 35.9% for the third quarter of fiscal 1996.

Gross profit dollars decreased approximately $1,937,000, or 4.0%, for the first nine months of fiscal 1997 versus the first nine months of fiscal 1996. As a percentage of sales, gross margins were 35.3% in the first nine months of fiscal 1997 compared to 35.0% the first nine months of fiscal 1996.

The increases in gross margin percentages for the nine month period was the result of the Company's strategy described above which reduced the amount of promotional discounting in prices. The gross margin dollar decrease was the result of the sales decrease. Gross profit is calculated after giving effect to inventory markdown, aging reserves and the LIFO provision. Gross margins on merchandise sold (excluding the effect of reserves and LIFO) during the first nine months of 1997 were 35.2% compared to 34.5% for the first nine months of 1996.

Operating and Administrative Expenses decreased approximately $697,000, or 3.9%, for the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. As a percentage of net sales, operating and administrative expenses were 34.1% in the third quarter of 1997 versus 35.9% in the prior year period. The decrease in expenses was the result of lower payroll and other costs at the corporate office, and depreciation, offset by higher variable selling costs as a result of the sales increase.

Operating and administrative expenses decreased approximately $3,494,000, or 6.6%, for the first nine months of fiscal 1997 over the first nine months of fiscal 1996. As a percentage of sales, operating and administrative expenses were 37.7% for the first nine months of fiscal 1997 and 38.4% for the first nine months of fiscal 1996. The decrease in expense was due to lower payroll and other costs at the corporate office and $1,100,000 of severance costs related to the Company's former President which are included in 1996 expenses.

Interest Expense decreased by approximately $327,000 for the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 and was approximately $606,000 less for the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. The decrease in interest expense for both periods was the result of decreases in borrowings on the Company's revolving line of credit.

Net Income for the third quarter of fiscal 1997 was $137,024 compared to a net loss of $1,072,689 for the third quarter of 1996, an improvement of $1,209,713. Net loss for the first nine months of 1997 was $5,398,116 compared to $7,560,860 for the first nine months of 1996, an improvement of $2,162,744.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, as defined by line of credit borrowings and excess availability on the line, has strengthened considerably, as compared to last year, as evidenced by the following:

- The Company's average excess borrowing capacity for the first nine months of fiscal 1997 was $8,300,000, an increase of 47% compared to the same period in fiscal 1996.

- The Company's average borrowings for the first nine months of fiscal 1997 were $12,900,000, a decrease of 15% versus the same period in fiscal 1996.

These results are primarily attributable to the following developments:

   1. In the first nine months of fiscal 1997, average inventories were 20% less than during the first nine months of fiscal 1996. This improvement was achieved by taking markdowns on a more timely basis and better correlating receipt flow to sales. As of November 1, 1997, merchandise inventories were lower than last year by $5,353,000 or 14.0%. Inventory turnover and gross margin return on inventory (GMROI) have improved significantly. Inventory turnover has increased by 21.4% during the first nine months of fiscal 1997 as compared to the first nine months of 1996 and was the highest in the Company's recent history. GMROI has increased by 27.5% from the comparable period.

   2. On September 12, 1996, the Company negotiated amendments to the existing financing agreement with its primary lender, Congress Financial Corporation (Central), which increased cash availability by approximately $6.0 million. The current loan agreement extends to October 1999, and provides a maximum line of $27.5 million. The interest rates is prime plus 1%. Our agreement with Congress does not have a clean down provision or covenants specifying our earnings, working capital, net worth, or cash flow levels, but does include limitations on annual cumulative capital expenditures and additional borrowing.

   3. In January 1997, the Unsecured Creditors' Committee agreed to defer for up to one year the $1,900,000 payment due for 1996 under the Joint Plan of Reorganization, even though the Company had sufficient excess availability under its financing agreement to make this payment. The deferral provides additional flexibility to continue to implement our turnaround plans. The Company has paid Creditors over $21,000,000 since its emergence from Chapter 11 in late 1993, and currently has less than $4,000,000 in remaining minimum payments which are due to be escrowed on January 31, 1998, and paid to Creditors within 90 days thereafter.

The Company's primary ongoing cash requirements are for operating expenses, inventory and the minimum payments to the Company's creditors (pursuant to the Plan). The Company's primary sources of funds for its business activities are cash from operations and borrowings under its revolving credit facility with Congress Financial Corporation (Central). In addition, short term trade credit (normally for 30-day periods) represents a significant source of financing for merchandise inventories. Trade creditors, representing approximately two-thirds of all merchandise purchases, are extending normal credit terms. During the first nine months of fiscal 1997 approximately 32% of the Company's purchases, primarily from those vendors that factor their invoices, had to be prepaid because the factor would not extend normal credit terms to the Company. The percentage of prepayments decreased in the third quarter of fiscal 1997 as the Company continued to seek less restrictive credit arrangements with vendors. Management believes the percentage of prepayments will not increase over the next few months.

During the first nine months of fiscal 1997 and 1996, capital expenditures were approximately $1,126,000 and $609,000, respectively. The Company plans to invest approximately $250,000 in capital expenditures for the remainder of fiscal 1997.

The Company recognizes that it has a high level of indebtedness, primarily in the form of line of credit borrowings, creditor debt and capital lease obligations. Its projections take this fact into account, and the Company believes that future cash flows will be sufficient to cover this level of indebtedness. Management is closely monitoring liquidity in light of current operating results. Sales, inventory purchases, expenses and other items impacting liquidity are being closely managed to assure that adequate liquidity for operations is maintained.

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

      Although   with  respect  to  the  Company's  Fiscal  Years  ended
      January 29, 1994, and January 28, 1995, the Company made Excess Cash Balance payments of $1,444,613 and $1,832,611, respectively, to Creditors, the Company's cash position during Fiscal Year 1995 was such that all of the prior Excess Cash Balance payments were utilized to make a portion of the $5.5 million minimum payment to creditors required for the Fiscal Year ended February 3, 1996. There were no payments of Excess Cash Balance for the fiscal year ended February 1, 1997. Therefore, if the Option were exercised at this date, the Excess Cash Balance payments would result in no reduction from fair market value in the Option exercise price. Additional payments of Excess Cash Balance may be created in the future which may reduce the Option exercise price. For any given Fiscal Year, the Excess Cash Balance is the excess of the Company's actual year-end cash balance over the Cumulative Plan Cash Balance for that year. The cumulative total of the Excess Cash Balance will be reported in the Company's annual and quarterly financial reports.

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


                                       RICHMAN GORDMAN 1/2 PRICE
                                       STORES, INC.



Date:  December 12, 1997               By: /s/ Jeffrey J. Gordman
      -----------------------              -----------------------------------
                                           Jeffrey J. Gordman, President and
                                           Chief Executive Officer



Date:  December 12, 1997               By: /s/ Michael A. Mallero
      -----------------------              -----------------------------------
                                           Michael A. Mallaro, Vice President of
                                           Finance, Chief Financial Officer,
                                           Secretary and Treasurer

                                EXHIBIT INDEX


Exhibit            Description                                            Page
-------            -----------                                            ----

 (27)     Financial Data Schedule                                          22