Form 10-K
period 1998-01-31
RICHMAN GORDMAN 1/2 PRICE STORES INC
filed 1998-05-01
CIK 924120

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1998
                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  0-24328

                     Richman Gordman 1/2 Price Stores, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                      47-0771211
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

12100 West Center Road, Omaha, Nebraska                                68144
     (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (402) 691-4000 Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which registered
None.

           Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, Par Value $.01
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 30, 1998, an aggregate of 26,715,000 shares of Common Stock, par value $.01, were outstanding, composed of 16,695,000 shares of Series A Common Stock and 10,200,000 shares of Series B Option Common Stock. The registrant's stock is not publicly traded, and therefore there is no ascertainable aggregate market value of voting stock held by non-affiliates.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES X NO

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1998, have been incorporated by reference into Parts I and II of this Report. Portions of the Registrant's Registration Statement on Form S-1 (Commission File No. 33-79352) and Amendment No. 4 thereto, have been incorporated by reference in Part IV of this report.


                                  Page 1 of 112
                            Exhibit Index on Page 35

                                     PART 1

ITEM 1. BUSINESS

                                   THE COMPANY

                                 GENERAL HISTORY

      Richman Gordman 1/2 Price Stores, Inc. (the "Company") is the outgrowth of a retail clothing business in Omaha dating back almost to the turn of the century. The Company's predecessor was formed in 1915 by Sam Richman. In 1936, his son-in-law, Dan Gordman, joined him in the business, later becoming his partner. In 1948, the Gordman family purchased the Richman family's interests, with Dan Gordman becoming the Chairman and Chief Executive Officer of Richman Gordman Stores. Until 1993, the Richman Gordman companies remained privately owned, with all of the stock owned by members of Dan Gordman's family.

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

      The 1/2 Price concept is to offer top quality, name brand merchandise at half of department store and specialty store regular prices. 1/2 Price Stores is able to execute this concept through opportunistic buying strategies including the purchase of manufacturers' close-outs and overstocks, in season purchases, other retailers' canceled orders, merchandise made from excess piece goods and bulk production overruns. The quality and negotiating strength of the 1/2 Price Stores' buying staff have enabled the 1/2 Price Stores to acquire merchandise at substantial discounts from normal wholesale prices, sell at up to half off department and specialty store regular prices and achieve strong gross margins. Please see "ITEM 1. BUSINESS -- THE COMPANY -- MERCHANDISING" for a discussion of the Company's current merchandise strategy.

                                 THE BANKRUPTCY

PLAN OF REORGANIZATION

      On June 17, 1992, Richman Gordman Stores, Richman Gordman Department Stores and 1/2 Price Stores filed for protection under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nebraska. During the bankruptcy proceedings, the Companies operated as debtors-in-possession.

      On October 5, 1993, the Bankruptcy Court confirmed the Debtors' First Amended Joint Plan of Reorganization Under Chapter 11, as modified (the "Plan"), and the Plan became effective on October 20, 1993 (the "Effective Date"). The Bankruptcy Court approved the Company's application to close the case during 1997. The Bankruptcy Court retains jurisdiction to interpret the terms of and settle disputes arising from the Plan through the term of the Plan. The Plan provided for the issuance of Common Stock to former shareholders and management (the "Series A Common Stock") and to unsecured creditors (the "Series B Option Common Stock").

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

      The Company also issued a secured note in the amount of $4 million to Harris Trust and Savings Bank ("Harris Bank") in partial satisfaction of pre-bankruptcy obligations. This note was payable in equal installments over five years, and was paid in full during 1997. Harris Bank was also the largest unsecured creditor and, at March 30, 1998, held approximately

10.4% of the Company's Series B Option Common Stock on a fully diluted basis. The Company also has an obligation to pay $200,205 to the Dan Gordman Fund, an obligation which arose out of the personal portion of an insurance policy on the life of Dan Gordman which was paid to Harris Bank in partial satisfaction of its claim described above. This remaining obligation is scheduled to be paid in full in fiscal 1998.

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

      The Company subsequently amended and extended the Congress Credit Agreement. The maximum facility was increased to $27.5 million, the interest rate was reduced to 1% over the prime rate, the agreement was extended to October 20, 1999, the definition of eligible inventories was expanded, and the borrowing advance rate was increased.

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

ANNUAL MINIMUM PAYMENT OBLIGATION

      The Annual Minimum Payment obligation is an unconditional obligation to make payments in the amounts set forth in the column titled Annual Minimum Payment, on the schedule which follows. All scheduled payments received on this obligation will be applied first to accrued stated interest and then payments of stated principal. Any payments in excess of the cumulative total of stated principal and interest ($14,865,000) will be considered as payments of additional interest. To the extent the cash flow contingencies, as detailed below, allow additional payments in excess of the Annual Minimum Payment column, such payments were to be considered prepayments of the Annual Minimum Payment obligation to be applied first to accrued stated interest (if any) and then to stated principal.

----------------------------------------------------------------------------------
 ANNUAL FISCAL    ANNUAL MINIMUM     CUMULATIVE     ANNUAL PLAN    CUMULATIVE PLAN
          YEAR           PAYMENT        MINIMUM    CASH BALANCE       CASH BALANCE
                                        PAYMENT
----------------------------------------------------------------------------------
     1993            $ 2,302,000    $ 2,302,000      $2,708,000         $2,708,000
----------------------------------------------------------------------------------
     1994              3,275,000      5,577,000       3,853,000          6,561,000
----------------------------------------------------------------------------------
     1995              5,521,000     11,098,000       6,495,000         13,056,000
----------------------------------------------------------------------------------
     1996              1,939,000     13,037,000       2,281,000         15,337,000
----------------------------------------------------------------------------------
     1997              1,828,000     14,865,000       2,151,000         17,488,000
----------------------------------------------------------------------------------
                     $14,865,000                    $17,488,000
----------------------------------------------------------------------------------


The Company operates on a fiscal year basis, and its Fiscal Years through 1998 end on the dates shown below:

            Fiscal Year                                     Ends
          ----------------                                  ----
          Fiscal Year 1993                                01/29/94
          Fiscal Year 1994                                01/28/95
          Fiscal Year 1995                                02/03/96
          Fiscal Year 1996                                02/01/97
          Fiscal Year 1997                                01/31/98
          Fiscal Year 1998                                01/30/99

ACTUAL CASH BALANCE. The Company was obligated to pay, for each of Fiscal Years 1993- 1997: (1) 100% of Actual Cash Balance, as defined in the Plan, to a maximum of Cumulative Plan Cash Balance shown above, and (2) 50% of Excess Cash Balance, as defined in the Plan. The fourth column represents the Company's original estimate of Actual Cash Balance for the Fiscal Years indicated.

OTHER TERMS. In no event will the Company be required to pay with respect to any Fiscal Year an amount which, when added to prior payments of Actual Cash Balance and Excess Cash Balance, exceeds the greater of Cumulative Minimum Payments or Cumulative Actual Cash Balance. In January, 1997, the Creditors' Committee agreed to defer for up to one year the $1.9 million payment due for Fiscal Year 1996 under the Plan. In January, 1998, the Creditors' Committee agreed to defer $1.8 million of the remaining obligation. This $1.8 million, which represents all of the remaining payments required under the Plan, is scheduled to be escrowed in three installments of $200,000 at the end of April, July and October, 1998, with the final $1.2 million escrowed on January 31, 1999. The unpaid obligation will bear interest at 12% until escrowed and is secured by an interest in the Company's distribution center. Escrowed payments will be disbursed to the creditor group on or before September 15, 1998 and March 15, 1999. Additionally, the Creditors will receive an additional amount should the Company execute a sale/leaseback or other disposition of buildings #1 and/or #3 of its distribution center prior to February 1, 2000, as the Company has agreed to disburse 1.25%
of the gross proceeds of any such sale or disposition of buildings #1 and/or #3 of its distribution center to such creditors. However, it is not certain that such a transaction will occur.

Creditors were also entitled to tax refunds, if any, for the Fiscal Years ended prior to the bankruptcy filing date in excess of an aggregate of $500,000 for those years. Also, the Creditors are entitled to payments of amounts equal to income tax benefits realized solely from the reduction of taxable income which would otherwise be reported on the Company's federal and state income tax returns for Fiscal Years 1993 through 1997 resulting from utilization of pre-bankruptcy tax attributes (i.e., net operating loss carry forwards, capital loss carry forwards (if any), alternative minimum tax credit carry forwards, charitable contribution carry forwards and general business credits including targeted job credits) and payments to Creditors. No such benefits were realized in fiscal 1997, and the Creditors are not entitled to any such tax benefits in the future.

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

In Fiscal Year 1997, a payment to the creditors of $1,967,000 was escrowed on January 31, 1998 and disbursed to creditors on March 18, 1998. This payment was made in accordance with the Waiver of Creditors' Committee of Deferred Payment of 1998 Minimum Payment dated January 24, 1998, which also deferred the payment of the remaining $1.8 million obligation until fiscal 1998 (the "1998 Creditors' Committee Waiver").

                           SERIES B REPURCHASE OPTION

The Series B Option Common Stock is subject to an option to purchase exercisable by the Company or the Trustee of the R.G. Stock Trust in 1998 (the "Option"). Pursuant to the 1998 Creditors' Committee Waiver, the exercise date of the Option was extended until the Company fulfills its obligations under the Plan. The Option is noted upon the face of the Series B Option Common Stock certificates. If the Option is exercised, the holder or holders of shares must sell them for a price equal to the fair value of the shares, as determined by an independent appraisal on the day following the escrow of the remaining fixed obligation of $1.8 million plus accrued interest. Holders of the Series B Option Stock will not have any rights of appraisal similar to dissenters' rights if they dispute the market value as determined by the independent appraisal.

Although with respect to the Company's Fiscal Years ended January 29, 1994, and January 28, 1995, the Company made Excess Cash Balance payments of $1,444,613 and $1,832,611, respectively, to Creditors, the Company's cash position during Fiscal Year 1995 was such that all of the prior Excess Cash Balance payments were utilized to make a portion of the $5.5 million minimum payment to creditors required for Fiscal Year 1995. No Excess Cash Balance payments were generated for Fiscal Years 1996 or 1997, and no such payments will be required for Fiscal Year 1998. Therefore the Excess Cash Balance payments will result in no reduction from fair market value in the Option exercise price.

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

The Plan also describes certain occurrences that are defined as events of default. These events include the failure to make payments pursuant to the annual Minimum Payment Obligation, the failure to perform or observe any of the terms or provisions of the Plan, the entering of an order of relief under the Bankruptcy Code is granted to or against the Company, the Company voluntarily or involuntarily makes an assignment for the benefit of creditors, applies for or consents to the appointment of a receiver, trustee, custodian or similar officer for all or for any substantial part of its assets, voluntarily or involuntarily institutes any bankruptcy, insolvency, liquidation, reorganization, readjustment, dissolution, or similar proceeding, the entry of a judgment against the Company in an amount exceeding the Company's insurance coverage by more than $200,000.

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

Additional information in response to this Item 1 is incorporated by reference to the "Products and Services" section of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1998 (the "1997 Annual Report").

ITEM 2. PROPERTIES.

Information in response to this Item 2 is incorporated by reference to the "Products and Services" Section of the 1997 Annual Report.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information in response to this Item 5 is incorporated by reference to the "Shareholder Information" section of the 1997 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

Information in response to this Item 6 is incorporated by reference to the "Selected Financial Data" section of the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.

Information in response to this Item 7 is incorporated by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Information in response to this Item 8 is incorporated by reference to the Consolidated Financial Statements, notes thereto and report thereon contained in the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no items to report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT

                                   MANAGEMENT

                                    DIRECTORS

Three members of the Gordman family are Directors of the Company: Jerome P. Gordman, Nelson T. Gordman, and Jeffrey J. Gordman. Nelson and Jerome Gordman are brothers; Jerome Gordman is the father of Jeffrey J. Gordman. Jeffrey J. Gordman is also President and Chief Executive Officer. The table below sets forth the name, age and position of the Company's Directors as well as the means of designation pursuant to the Plan:

NAME                               AGE       POSITION
----                               ---       --------

Paul M. Bass, Jr. (1)(2)(5)         62       Chairman of the Board of Directors


Jeffrey J. Gordman (2)(4)           34       Director, President, and Chief
                                             Executive Officer

Paul M. Buxbaum(1)(5)               43       Director

Jerome P. Gordman(4)                59       Director

Nelson T. Gordman(3)(4)             58       Director

Thomas J. Noonan, Jr.               58       Director
(2)(3)(5)

Philip Scheipe(1)(3)(5)             60       Director

Seth J. Lehr (1)                    41       Director


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

The Directors will serve during the term of the Plan which commenced on the Effective Date of the Plan and will end on the later of September 15, 1998, or payment in full to Creditors of amounts due under the Plan. If the Company makes the final payment to Creditors under the plan when due pursuant to the Creditors' Committee Waiver dated January 31, 1999, the plan would end on or before March 15, 1999. Accordingly, shareholders will not be able to vote on the election of Directors until expiration of the term of the Plan.

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

      - Successor Directors to the Directors chosen by Dan Gordman will be selected by the Gordman Trustee. Mr. Jeffrey J. Gordman currently serves as both Chief Executive Officer of the Company and the Gordman Trustee.

Within forty-five days after the expiration of the term of the Plan, the then-Chairman of the Board of Directors shall call a special meeting to provide for the election of new members of the Board of Directors. Shareholders will not have cumulative voting rights with respect to the election of Directors.

                                    OFFICERS

The table below sets forth the name, age and position of the Company's executive officers:

NAME                             AGE      POSITION
----                             ---      --------

Paul M. Bass, Jr.                 62      Chairman of the Board of Directors

Jeffrey J. Gordman                34      Vice-Chairman of the Board of
                                          Directors, President and
                                          Chief Executive Officer

Name                              Age     Position
Lance Graves                      49      Executive Vice President of
                                          Merchandising and Marketing

James H. Cooke                    49      Vice President, Stores

Michael A. Mallaro                35      Vice President of Finance and Chief
                                          Financial Officer

Martin Kresge                     46      Vice President, Marketing

Norman J. Farrington              50      Vice President, Chief Information
                                          Officer

Edward D. Williamson              42      Vice President, Human Resources

Ronald K. Hall                    54      Vice President, Operations


                      BIOGRAPHIES OF DIRECTORS AND OFFICERS

DIRECTORS

Mr. Paul M. Bass, Jr. is the Chairman of the Board of Directors. From 1988 to the present, he has been Vice Chairman of First Southwest Company, a Dallas-based regional investment banking firm. Mr. Bass specializes in corporate finance, investment management and public finance. Mr. Bass is also presently a Director and Chairman of the Audit Committee and a member of the Executive Committee of California Federal Savings F.S.B., a Director of Keystone Consolidated Industries (also Chairman of Audit Committee), a Director of Source Services, Inc. (also a member of Executive Committee), a Director and Chairman of the Board of MACC Private Equities Inc., a Director of Jayhawk Acceptance Corporation, and a Director of Compx International. Mr. Bass holds a B.B.A. in Finance from Southern Methodist University.

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

Mr. Jeffrey J. Gordman is Vice-Chairman of the Board of Directors, President and Chief Executive Officer for the Company. At the Company, Mr. Gordman previously held positions in merchandising, store operations and information technology. In addition, Mr. Gordman designed the Planning and Allocation function for 1/2 Price Stores, including the organization structure and business processes, and oversaw its implementation in 1994. Prior to joining the Company in 1990, Mr. Gordman was a mergers and acquisitions analyst for Shearson Lehman Brothers, a New York-based investment banking firm now known as Lehman Brothers. Mr. Gordman graduated cum laude from the Wharton School at the University of Pennsylvania in 1986 with a B.S. in Economics. Mr. Gordman also earned a Masters of Management at the Sloan School, Massachusetts Institute of Technology in 1990.

Mr. Jerome P. Gordman, Director, has 32 years of department store and specialty store experience. He joined Richman Gordman in 1962 after active duty with the Army as a lieutenant. He helped develop the Company into a five-state retailer during his 23 years with Richman Gordman. He rose to Chief Operating Officer of Richman Gordman Department Stores and Executive Vice President of Richman Gordman Stores. In 1984, Mr. Gordman joined Kalico's, Inc., a specialty store, as its President. After the closing of Kalico's, Inc. in 1997, Mr. Gordman became the Managing Partner of Gordman Properties Company, a company with diversified real estate holdings in Nebraska and Iowa. Mr. Gordman graduated from the Wharton School at the University of Pennsylvania with a B.S. in Economics.

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

Mr. Seth J. Lehr is a Director of the Company. Mr. Lehr is a Managing Director, Corporate Finance with Legg Mason, Inc., a New York Stock Exchange-listed regional investment banking firm. Mr. Lehr specializes in general corporate finance with an emphasis on the retail, apparel, merchandising and consumer products industries. Mr. Lehr began his investment banking career with The First Boston Corporation and Goldman, Sachs & Co. Mr. Lehr then became a vice president of Shearson Lehman Brothers. Mr. Lehr graduated with honors from the University of Pennsylvania and received an MBA from The Wharton School of the University of Pennsylvania.

Mr. Thomas J. Noonan, Jr. is a Director of the Company. Mr. Noonan's principal business experience over the past approximately ten years has been managing and advising troubled and underperforming businesses. In this regard he is presently an Executive Vice-President and Chief Financial Officer of Herman's Sporting Goods, Inc., a specialty sporting goods retailer in the process of liquidation. Previously, he had served as a Managing Director of Taggart/Fasola Group, a manager of troubled and underperforming businesses, and as a Director and Executive Vice President of Intrenet, Inc. Previously, Mr. Noonan served as Vice President-Finance for Pilot Freight Carriers, Inc., Senior Vice President-Finance for Purolator Courier Corporation, and a number of line and financial positions with Airco, Inc. Mr. Noonan holds a B.S. degree from Fordham University and an M.B.A. from St. John's University.

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

OFFICERS

Mr. Lance Graves is the Executive Vice President of Merchandising and Marketing. He joined the Company in January, 1998 after 22 years in the retail business. He previously held senior merchandising positions with QVC, Ames Department Stores and Mervyns Department Stores. Mr. Graves holds a bachelors degree from the University of Nebraska and an M.B.A. from the University of Michigan.

Mr. James H. Cooke is the Vice President, Stores. He joined the Company in 1987 after a sixteen year career with an Ohio-based discount chain. While with that company, he served in a variety of operational positions. Prior to that time, Mr. Cooke served in the United States Air Force. He is a graduate of Ohio University.

Mr. Michael A. Mallaro is the Vice President of Finance and Chief Financial Officer. He joined the Company in June, 1997. Prior to joining the Company, he spent 12 years with the accounting firm Deloitte & Touche. He was selected for admission to that firm's ownership as an audit partner in 1997, but declined the invitation prior to joining Richman Gordman. He holds the C.P.A. and C.M.A. designations and has a bachelors degree from the University of Iowa.

Mr. Martin Kresge joined the 1/2 Price Stores in August, 1997 as Vice President of Marketing. He has over 20 years of retail marketing experience, 16 as the top marketing executive. Most recently, he was the Vice President of Marketing for Lil' Things, a start-up superstore concept specializing in baby and juvenile products which filed bankruptcy reorganization proceedings in June 1997. Prior to that he was director of advertising and sales promotion for Leewards Creative Crafts. He earned his undergraduate degree from the University of Colorado and an M.B.A. from the University of Michigan.

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

THE COMPENSATION COMMITTEE

Mr. Buxbaum, Mr. Scheipe, Mr. Bass and Mr. Lehr are members of the Compensation Committee. The primary functions of the Compensation Committee have been negotiating the employment agreement with the Company's President and Chief Executive Officer, Mr. Jeffrey J. Gordman, monitoring employment agreements with vice presidents, including considering changes to base salary and contract extensions, monitoring the bonus program for vice presidents, monitoring and granting awards pursuant to the 1997 Stock Option Plan and establishing compensation for additional officers that may be hired in the future.

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

                      SECTION 16(a) REPORTING DELINQUENCIES

Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and holders of 10% or more of the outstanding shares of the Company's Common Stock (together, the "Reporting Persons") to file reports on Forms 3, 4 and 5 regarding their transactions in the Company's Common Stock. Based solely upon its review of the Company's records, copies of such Forms sent to the Company and/or written statements from Reporting Persons that no Form 5 was required, the Company believes that all Reporting Persons have appropriately filed all forms required to be filed during Fiscal Year 1997 pursuant to Section 16(a) of the Exchange Act, except that Mr. Lance Graves, Mr. Ronald Hall, Mr. Martin Kresge, and Mr. Michael Mallaro each filed late his respective Form 3; and Mr. James Cooke, Mr. Edward Williamson, Mr. Ronald Hall, Mr. Martin Kresge, Mr. Michael Mallaro, and Mr. Norman Farrington each filed late his respective Form 5 following the completion of the Company's fiscal year 1997.

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

    EXECUTIVE BENEFITS. Mr. Gordman's employment agreement also provides that he is entitled to the following executive benefits: (i) contribution by the Company to 401(k) plans on terms applicable to other senior management; and
    (ii) all other then current executive benefits offered by the Company. Mr. Gordman is also entitled to at least four weeks of paid vacation per year.

    NONCOMPETITION: TRADE SECRETS. The employment agreement contains a covenant against competition with the Company for a period of one year within 50 miles of the Company's corporate offices and its stores if Mr. Gordman's employment is terminated for cause. The employment agreement also prohibits Mr. Gordman from disclosing or benefiting from the Company's trade secrets during the term of the agreement and at all times thereafter. Mr. Gordman is also prohibited by the employment agreement from hiring any employees of the Company within one year after the termination of his employment with the Company.

           BONUS PROGRAM AND EMPLOYMENT AGREEMENTS FOR VICE PRESIDENTS

All of the Company's Vice Presidents (except Dean Williamson) are parties to employment agreements. These employment agreements provide for one to three-year terms, with a minimum base salary level for each of the three years. The employment agreements provide for severance payments in an amount equal to the greater of then-current salary for six months or for the remainder of the fiscal year during which notice is given in the event of termination for any reason other than expiration of the term of the employment agreement or the Vice President's misconduct or breach of the employment agreement. The employment agreements also provide for a review and possible extension not less than one year prior to expiration.

The Company adopted an Officer Incentive Program in March, 1997. In accordance with their employment agreements, all of the Vice Presidents participate in this bonus program, although no bonuses were earned or paid for Fiscal Year 1997. The Company anticipates that it will have a bonus plan for its Vice Presidents for 1998 as well. Bonuses are expected to be earned if the Company realizes net income in excess of $1 million for the year.

The Vice Presidents also participate in certain employee benefits, including health insurance and a 401(k) plan. In Fiscal Year 1997, the Company made matching contributions equal to 25% of each employee's contribution, but not in excess of 4% of the employee's compensation, and expects to do the same in fiscal 1998.

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

OFFICERS COMPENSATION

The following table summarizes the compensation of the Chief Executive Officer and the four additional most highly compensated officers during the Fiscal Years 1997, 1996 and 1995:

                                         ANNUAL COMPENSATION                             LONG-TERM COMPENSATION
                                         -------------------                             ----------------------
      NAME                                                           OTHER ANNUAL         SECURITIES UNDERLYING       ALL OTHER
  AND POSITION                   YEAR(1)     SALARY        BONUS    COMPENSATION(2)      PAYOUT     OPTIONS (#)    COMPENSATION(3)
  ------------                   -------     ------        -----    ---------------      ------     -----------    ---------------

Jeffrey J. Gordman                1995     $  93,644     $ 15,000       $    49            -0-           -0-             -0-
Director, President, and          1996     $ 145,222     $    -0-       $   150            -0-           -0-         $ 1,336
Chief Executive Officer           1997     $ 225,071     $ 50,000       $ 1,044            -0-           -0-         $ 2,251

James Cooke                       1995     $ 160,000     $ 29,000       $ 4,641            -0-           -0-             -0-
V.P. Stores                       1996     $ 180,718     $    -0-       $ 1,635            -0-           -0-         $ 1,335
                                  1997     $ 181,620     $  5,000       $ 3,957            -0-        25,000         $ 1,814

Don DeGraeve                      1995     $  60,061     $ 10,000       $   123            -0-           -0-             -0-
Former V.P. of                    1996     $ 171,697     $ 10,000       $ 1,772            -0-           -0-             -0-
Merchandising                     1997     $ 182,738     $ 34,000       $ 2,390            -0-        25,000             -0-

Norm Farrington                   1995     $  95,659     $ 17,000       $ 3,238            -0-           -0-             -0-
V.P. Information                  1996     $ 111,928     $    -0-       $ 3,263            -0-           -0-             -0-
Technology                        1997     $ 121,648     $  5,000       $ 3,179            -0-        25,000         $ 1,213

Dean Williamson                   1995     $ 112,717     $ 21,000       $ 3,238            -0-           -0-         $   860
V.P. Human Resources              1996     $ 117,642     $    -0-       $ 3,264            -0-           -0-         $   949
                                  1997     $ 116,370     $  5,000       $ 3,179            -0-        25,000         $ 1,164

John Simkins                      1995     $ 114,803     $ 10,000       $ 3,238            -0-           -0-             -0-
Former V.P. of Distribution       1996     $ 118,073     $    -0-       $ 3,212            -0-           -0-             -0-
                                  1997     $ 121,576     $    -0-       $ 3,024            -0-        25,000             -0-


(1) Represents Fiscal Years commencing in January or February of the stated year.

(2) "Other Annual Compensation" is primarily in the form of, life insurance, reimbursement of health and dental insurance, health club memberships, value of company-paid automobiles, etc.

(3) "All Other Compensation" represents 401(k) matching contributions made by the Company.

OPTION GRANTS IN LAST FISCAL YEAR

                                                            Potential realizable value at assumed annual    Alternative to (f),
               Individual Grants                             rates of stock appreciation for option term     (g) and (h) value
               -----------------                            ----------------------------------------------  -------------------
(a)                    (b)                (c)            (d)             (e)       (f)    (g)     (h)               (I)
                                     % of  total
                                   options granted
                     Number of      during year to     Exercise      Expiration     0%     5%      10%            Grant date
Name                Options (#)      all employees    Price/share       Date       ($)    ($)      ($)          present value(1)
----                -----------      -------------    -----------       ----       ---    ---      ---          ----------------
Jim Cooke             25,000               2.9%        $ 0.051        Sept 2007     $0   $801    $2,032              -0-
Don DeGraeve          25,000               2.9%        $ 0.051          NA(2)       $0   $801    $2,032              -0-
Norm Farrington       25,000               2.9%        $ 0.051        Sept 2007     $0   $801    $2,032              -0-
Dean Williamson       25,000               2.9%        $ 0.051        Sept 2007     $0   $801    $2,032              -0-
John Simkins          25,000               2.9%        $ 0.051          NA(2)       $0   $801    $2,032              -0-

(1) The Company's stock is not traded on any exchange and there is no active trading of the stock. The Company had a independent appraiser value to stock on September 12, 1997, upon granting of these options. The valuation at that time was estimated at $0.51 per share for these shares. No subsequent valuations have been performed and thus no incremental value is disclosed in this table.

(2) These options were forfeited by the recipient upon termination of employment in fiscal 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

The table below represents shares of Common Stock held by management. Additionally, the table includes those Creditors who, as of April 8, 1998, had been issued and hold shares of Common Stock in an amount that is equal to or greater than 5% of the Common Stock on a fully diluted basis.

NAME,                                                        PERCENTAGE
TITLE,                                                       OF TOTAL
ADDRESS                                  NUMBER              AUTHORIZED(1)
-------                                  ------              -------------

R.G. Stock Trust                      16,200,000(2)               54.0%
Jeffrey J. Gordman,
  Trustee
Richman Gordman 1/2
  Price Stores, Inc.
12100 West Center Road
Omaha, NE  68144

Jeffrey J. Gordman                    16,200,000(3)               54.0%
Richman Gordman 1/2
  Price Stores, Inc.
12100 West Center Road
Omaha, NE  68144

Nelson T. Gordman                      6,302,939(4)               21.0%
10777 North 60th Street
Omaha, Nebraska 68152

NAME,                                                        PERCENTAGE
TITLE,                                                       OF TOTAL
ADDRESS                                  NUMBER              AUTHORIZED(1)
-------                                  ------              -------------

Jerome P. Gordman                      4,916,326(5)             16.4%
9925 Essex Drive
Omaha, Nebraska 68114
Harris Trust and                       3,123,459                10.4%
  Savings Bank
200 West Monroe Street
P.O. Box 755
Chicago, Illinois  60603

Norm Farrington                          495,000                1.7%
Richman Gordman 1/2
 Price Stores, Inc.
12100 West Center Road
Omaha, Nebraska 68144

Lance Graves                             250,000(6)             0.8%
Richman Gordman 1/2
 Price Stores, Inc.
12100 West Center Road
Omaha, Nebraska 68144

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

(4) Nelson Gordman is the beneficial owner of 5,670,000 shares of Series A Common Stock as a beneficiary of the R.G. Stock Trust with a 35% interest. Through his interest in Gordman family entities which are registered owners of shares of Series B Option Common Stock, Nelson Gordman is the owner of an additional 632,939 shares of Series B Option Common Stock.

(5) Jerome Gordman is the beneficial owner of 4,860,000 shares of Series A Common Stock as a beneficiary of the R.G. Stock Trust with a 30% interest. Through his interest in Gordman family entities which are registered owners of shares of Series B Option Common Stock, Jerome Gordman is the owner of an additional 56,326 shares of Series B Option Common Stock.

(6) Represents shares presently exercisable under stock option grants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following table describes facilities that the Company leases from entities owned or controlled by Mr. Nelson Gordman and Mr. Jerome Gordman (both Directors of the Company).

                         APPROXIMATE
                          FLOOR AREA     ANNUAL
LOCATION                (SQUARE FEET)      RENT      DESCRIPTION
--------                -------------      ----      -----------

Omaha, NE                     98,700     $450,288    Corporate Headquarters(1)
Omaha, NE                    163,300      676,710    Distribution Center(2)
Bellevue, NE                 100,000      701,060    Store Location(3)
Grand Island, NE              91,400      215,023    Store Location(4)
LaVista, NE                   81,200      269,540    Store Location(5)
Omaha, NE                    103,200      628,161    Store Location(6)
Lincoln, NE                  101,400      175,226    Store Location(7)


--------------

(1)  Lease expires July 31, 2009 with a single option to renew for twenty years.

(2) The Distribution Center is composed of a total of 267,000 square feet (excluding internal mezzanine space of 111,400 square feet). The Company owns 103,700 square feet of the Distribution Center and the land beneath this portion ("Building 1"). Two portions totaling 163,300 square feet are leased from Gordman entities. One lease for approximately 82,000 square feet ("Building 2") expires April 30, 2003; the Gordman entity which leases Building 2 to the Company also owns the underlying land. The Company has four five-year options to extend the term of the Building 2 lease. The second lease for approximately 81,000 square feet ("Building 3") expires July 31, 1999. The land under Building 3 is owned by the Company and is leased to the Gordman entity lessor for a term also expiring July 31, 1999. Upon expiration of the Building 3 leases, the Company will own both the building and land for Building 3. Building 3 is being subleased to a third party effective in fiscal 1998. The Company and the Gordman entity are also parties to an Option Agreement giving the Company the option to purchase Building 2 and its underlying real estate at the end of the term or any option term at fair market value. If the Company does not exercise its purchase option on Building 2, the Gordman entity has the option to purchase Building 1 and/or Building 3 from the Company at fair market value. The Company and the Gordman entity are also parties to a Distribution Center Option Agreement which allows the Company to purchase Building 2 for $2,850,000 should it choose to do so in connection with a financing transaction, such as a sale-leaseback; the option expires on June 30, 1998.

(3) Lease expires October 31, 2000, with three renewal options of five years each.

(4)  Lease expires February 28, 2001, with no renewal options.

(5)  Lease expires July 31, 2005, with ten renewal options of five years each.

(6)  Lease expires July 31, 2003, with one renewal options of five years.

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

Three additional issues involving members of the Gordman family and the Company were resolved during fiscal 1996. First, the Company's claim against the Dan Gordman estate (the "Estate") approximating $77,000 and arising from a loan from the Company to Mr. Dan Gordman was settled pursuant to an Estate Claim Settlement Agreement (the "Estate Claim Agreement") between the Company and the Estate dated December 13, 1996. In accordance with the Estate Claim Agreement, the Estate paid the Company approximately $43,000 and agreed to pay up to an additional $34,000 from any dividends paid before April 15, 1999, on shares of the Company's Common Stock owned by the Estate. Second, pursuant to an Agreement Regarding Dan Gordman Fund between the Estate of Esther Gordman, the Dan Gordman Fund and the Company, dated December 13, 1996, the Company agreed to pay to the Esther Gordman Estate approximately $347,000, arising out of the personal portion of an insurance policy on the life of Dan Gordman, which was paid to one of the Company's Creditors, Harris Bank, pursuant to a collateral assignment of the policy. The Company is currently making monthly payments of $50,000 following payment in full of Harris Bank, and the remaining balance due is $200,205, at January 31, 1998. Third, the Company released to Mr. Nelson Gordman its rights with regard to one or more insurance policies on the life of Mr. Nelson Gordman in exchange for approximately $13,500.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K.

(a)  Financial Statements.

     (1) A. The following financial statements are incorporated by reference to the 1997 Annual Report.

           - Consolidated Balance Sheets as of January 31, 1998, and February 1, 1997
           - Consolidated Statements of Operations for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996
           - Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996
           - Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996
           - Notes to Consolidated Financial Statements for fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996.

           B. The Report of Independent Auditors with respect to the financial statements listed in A. above is also incorporated by reference to the 1997 Annual Report.

     (2) The following financial statement schedule is filed with this Annual Report on Form 10-K:

           -   Schedule II -- Valuation and Qualifying Accounts.



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

     (10)(i)(g) Material Contracts -- Amendment No. 6 to Credit Agreement
                between Richman Gordman 1/2 Price Stores, Inc. and Congress Financial Corporation, dated January 31, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

     (10)(i)(h) Material Contracts -- Amendment No. 7 to Credit Agreement
                between Richman Gordman 1/2 Price Stores, Inc. and Congress Financial Corporation, dated April 7, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

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

     (10)(v)(b) Material Contracts -- Richman Gordman 1/2 Price Stores, Inc.
                1997 Officer Incentive Program (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

     (10)(v)(c) Material Contracts -- Richman Gordman 1/2 Price Stores, Inc.
                1997 Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 1997).

     (10)(vi) Material Contracts -- Employment Agreement between Richman Gordman 1/2 Price Stores, Inc. and Jeffrey J. Gordman, dated February 1, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 1,
                1997).

     (10)(vii) Material Contracts -- Employment Agreement between Richman Gordman 1/2 Price Stores, Inc. and James Cooke dated February 1, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

     (10)(viii) Material Contracts -- Employment Agreement between Richman
                Gordman 1/2 Price Stores, Inc. and Don DeGraeve dated February 1, 1997.

     (10)(ix) Material Contracts -- Employment Agreement between Richman Gordman 1/2 Price Stores, Inc. and Norman Farrington, dated February 1, 1997.

     (10)(x) Material Contracts -- Reduced Hour Agreement between Richman Gordman 1/2 Price Stores, Inc. and Dean Williamson dated February 1, 1997.

     (10)(xi) Material Contracts -- Employment Agreement between Richman Gordman 1/2 Price Stores, Inc. and John W. Simkins dated February 1, 1997.

     (10)(xii) Material Contracts -- Executive Benefit Amendment Agreement Between Richman Gordman 1/2 Price Stores, Inc. and Certain Executive Officers dated August 27, 1997.

     (10)(xiii) Material Contracts -- Junior Indenture of Mortgage, Deed of
                Trust and Security Agreement from Richman Gordman 1/2 Price Stores, Inc. to Chicago Title Insurance Company, in trust for the benefit of Cathy Hershcopf, as agent for the Class 3 Creditors dated January 31, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

     (10)(xiv) Material Contracts -- Junior Security Agreement between Richman Gordman 1/2 Price Stores, Inc. and Cathy Hershcopf, as agent for the Class 3 Creditors, dated as of January 31, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

     (10)(xv) Material Contracts -- Agreement Regarding Dan Gordman Fund, between the Estate of Esther Gordman, the Dan Gordman Fund and Richman Gordman 1/2 Price Stores, Inc., dated as of December 13, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997).

     (11)       Statement re computation of share earnings -- not applicable.

     (12)       Statements re computations of ratios -- not applicable.

     (13)       1997 Annual Report.

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

     (b) Reports on Form 8-K. - The Company filed no Reports on Form 8-K during the fourth quarter of fiscal year 1997.


             [The remainder of this page intentionally left blank.]

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Richman Gordman 1/2
                                            Price Stores, Inc.

     Date: April 16, 1998                   By: /s/ Jeffrey J. Gordman
          ---------------                      ---------------------------------
                                               Jeffrey J. Gordman
                                               President and Chief Executive
                                               Officer



     Date: April 16, 1998                   By: /s/ Michael A. Mallaro
           --------------                      ---------------------------------
                                               Michael A. Mallaro
                                               Vice President Finance and
                                               Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/Jeffery J. Gordman                                April 16, 1998
     ----------------------
     Jeffery J. Gordman
     President and Chief Executive
     Officer, Director

     /s/ Paul M. Bass, Jr.                                 April 16, 1998
     ---------------------
     Paul M. Bass, Jr.
     Chairman, Board of Directors


                                                           April   , 1998
     -------------------
     Paul M. Buxbaum
     Director

     /s/ Jerome P. Gordman                                 April 16, 1998
     ---------------------
     Jerome P. Gordman
     Director

     /s/ Nelson T. Gordman                                 April 16, 1998
     ---------------------
     Nelson T. Gordman
     Director

     /s/ Thomas J. Noonan, Jr.                             April 16, 1998
     -------------------------
     Thomas J. Noonan, Jr.
     Director


     /s/ Philip Scheipe                                    April 16, 1998
     ------------------
     Philip Scheipe
     Director

     /s/ Seth J. Lehr                                      April 16, 1998
     ----------------
     Seth J. Lehr
     Director

                       FINANCIAL STATEMENT SCHEDULE INDEX

     Item                                                          Page
     ----                                                          ----

     Schedule II -- Valuation and Qualifying Accounts               33

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                     SCHEDULE II

RICHMAN GORDMAN 1/2 PRICE STORES, INC.

VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                                            ADDITIONS
                                             BALANCE        CHARGED TO                       BALANCE
                                           AT BEGINNING     COSTS AND                        AT END
              DESCRIPTION                   OF PERIOD      EXPENSES (1)    DEDUCTIONS (2)    OF PERIOD

Allowance deducted from asset to which
 it applies:
     Allowance for doubtful accounts:
    Year ended January 31, 1998              $587,150        $840,012       $(718,253)       $708,909
    Year ended February 1, 1997              $392,948        $926,713       $(732,511)       $587,150
    Year ended February 3, 1996              $370,463        $688,530       $(666,045)       $392,948

(1) Additions charged to expense is net of recoveries of amounts previously written off.

(2) The deduction in this column are amounts written off against the respective reserve.

EXHIBIT INDEX

EXHIBIT                 DESCRIPTION                                                PAGE
-------                 -----------                                                ----

(10)(viii)              Material Contracts -- Employment                            36
                               Agreement between Richman Gordman
                               1/2 Price Stores, Inc. and Don
                               DeGraeve dated February 1, 1997

(10)(ix)                Material Contracts -- Employment                            43
                               Agreement between Richman Gordman
                               1/2 Price Stores, Inc. and Norman
                               Farrington dated February 1, 1997

(10)(x)                 Material Contracts -- Reduced Hour                          50
                               Agreement between Richman Gordman
                               1/2 Price Stores, Inc. and Edward Dean
                               Williamson dated February 1, 1997

(10)(xi)                Material Contracts -- Employment                            59
                               Agreement between Richman Gordman
                               1/2 Price Stores, Inc. and John Simkins
                               dated February 1, 1997

(10)(xii)               Material Contracts -- Executive Benefit                     66
                               Amendment Agreement between
                               Richman Gordman 1/2 Price Stores,
                               Inc. and Certain Executive Officers
                               dated August 27, 1997.

(13)                    Reports to securityholders --                               69
                               1997 Annual Report

(23)                    Consents of Experts -- Consent of Deloitte                 109
                               & Touche L.L.P.

(27)                    Financial Data Schedule                                    110