Form 10-Q
period 1998-05-02
RICHMAN GORDMAN 1/2 PRICE STORES INC
filed 1998-06-16
CIK 924120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 2, 1998

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

            Class of Common Stock            Outstanding at May 2, 1998
            ---------------------            --------------------------
            Common Stock:
                Series A                            19,260,000 shares
                Series B Option                     10,200,000 shares


                                  Page 1 of 18
                        Exhibit index appears on page 16

RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY


                                                                          PAGE
                                                                          ----
PART I      -  FINANCIAL INFORMATION

  Item 1    -  Financial Statements (Unaudited)

                 Consolidated Balance Sheets as of
                    May 2, 1998 and January  31, 1998                     3

                 Consolidated Statements of Operations -
                    Three Months Ended
                    May 2, 1998 and May 3, 1997                           4

                 Consolidated Statements of Cash Flows -
                    Three Months Ended
                    May 2, 1998 and May 3, 1997                           5

                 Notes to Consolidated Financial Statements               6 - 7

  Item 2    -  Management's Discussion and Analysis of                    8 - 12
                 Financial Condition and Results of
                 Operations



PART II     -  OTHER INFORMATION

  Items 1-4 -  None                                                       13

  Item 5    -  Other Information                                          13

  Item 6    -  Exhibits and Reports on Form 8-K                           14

  Signatures                                                              15

  Exhibit Index                                                           16




                                    2 of 18

                         Part 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



ASSETS                                                  May 2, 1998  Jan 31, 1998
                                                        -----------  ------------
CURRENT ASSETS:
   Cash                                                 $   407,391   $   453,830
   Accounts receivable, less allowance for doubtful
     accounts of $776,483 and $708,900                    1,039,055     1,172,613
   Merchandise inventories                               24,056,014    21,361,381
   Prepaid expenses and other current assets              1,871,653     1,500,062
                                                        -----------  ------------
              Total current assets                       27,374,113    24,487,886


PROPERTY, BUILDINGS AND EQUIPMENT, net                   12,774,065    12,698,277

OTHER ASSETS                                                 74,328        74,124
                                                        -----------  ------------
                                                        $40,222,506   $37,260,287
                                                        ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit borrowings                             10,661,300     2,946,658
   Accounts payable                                       7,571,595     9,478,564
   Accrued expenses                                       4,971,262     5,556,870
   Taxes accrued and withheld                             2,525,997     2,607,020
   Notes Payable                                          1,756,390     2,100,201
   Current maturities of capital lease obligations        1,162,046     1,273,386
                                                        -----------  ------------
              Total current liabilities                  28,648,590    23,962,699

CAPITAL LEASE OBLIGATIONS, net of current portion         7,772,721     7,985,563

OTHER LONG-TERM LIABILITIES                                 435,460       450,011

STOCKHOLDERS' EQUITY:
   Common stock
     Series A common stock: $.01 par value; 19,800,000
       shares authorized; 19,260,000 shares issued          192,600       192,600
     Series B common stock: $.01 par value; 10,200,000
       shares authorized, issued and outstanding            102,000       102,000
   Paid-in capital                                        4,562,886     4,562,886
   Retained earnings (deficit)                           (1,266,031)      230,248
   Less: Treasury stock, at cost, 2,565,000 shares         (225,720)     (225,720)
                                                        -----------  ------------
       Total stockholders' equity                         3,365,735     4,862,014
                                                        -----------  ------------
                                                        $40,222,506   $37,260,287
                                                        ===========  ============



                                    3 of 18

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                     THREE MONTHS ENDED
                                                 May 2, 1998    May 3, 1997
                                                -------------  -------------
NET SALES                                        $ 36,940,829   $ 36,602,742

COST OF SALES                                      23,923,983     23,954,362
                                                -------------  -------------

     Gross Profit                                  13,016,846     12,648,380

LICENSE FEE INCOME                                    527,000              -

OPERATING AND
ADMINISTRATIVE EXPENSES                          $(14,467,383)  $(15,690,704)
                                                -------------  -------------

     Loss from operations                            (923,537)    (3,042,324)

INTEREST EXPENSE                                     (572,742)      (744,952)
                                                -------------  -------------

LOSS BEFORE PROVISION
 FOR INCOME TAX                                    (1,496,279)    (3,787,276)

PROVISION FOR INCOME TAXES                                  -              -
                                                -------------  -------------

NET LOSS                                           (1,496,279)    (3,787,276)
                                                =============  =============

BASIC AND DILUTED LOSS PER COMMON SHARE                $(0.06)        $(0.14)
                                                =============  =============
BASIC AND DILUTED WEIGHTED AVERAGE SHARES
 OUTSTANDING                                       26,895,000     26,895,000
                                                =============  =============



                                    4 of 18

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)



                                                                  THREE MONTHS ENDED
                                                               May 2, 1998   May 3, 1997
                                                              ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                      $ (1,496,279) $ (3,787,276)
Adjustments to reconcile net loss to
   net cash used by operating activities:
   Depreciation and amortization                                   496,000       725,288
   Net changes in assets and liabilities:
        Accounts receivable                                        133,558      (246,792)
        Merchandise inventory                                   (2,694,633)   (2,209,270)
        Prepaid expenses and other current assets                 (371,591)       81,076
        Other assets                                              (227,062)            -
        Accounts payable                                        (1,906,969)      (32,099)
        Other accrued expenses                                    (585,608)     (676,590)
                                                              ------------  ------------

        Net cash used in operating activities                   (6,652,584)   (6,145,663)



CASH FLOWS FROM INVESTING ACTIVITIES
        Capital Expenditures                                      (437,505)     (180,766)
                                                              ------------  ------------


CASH FLOWS FROM FINANCING ACTIVITIES
        Net proceeds from line of credit borrowing               7,714,642     6,935,073
        Payments on obligations under capitalized leases          (324,181)     (318,504)
        Principal payment to prepetition unsecured creditors      (200,000)            -
        Payments on other notes payable                           (146,811)     (202,213)
                                                                                       -
                                                              ------------  ------------
Net cash provided by financing activities                        7,043,650     6,414,356

                                                              ------------  ------------
NET INCREASE (DECREASE) IN CASH                                    (46,439)       87,927


CASH, Beginning of period                                          453,830       388,267

CASH, End of period                                               $407,391      $476,194
                                                              ============  ============





                                    5 of 18

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  MANAGEMENT REPRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by Richman Gordman 1/2 Price Stores, Inc. and subsidiary (the "Company") and additional footnotes are reflected in the audited consolidated financial statements contained in the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 1998.

2.  DESCRIPTION OF BUSINESS

    On October 20, 1993, the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to a confirmed Plan of Reorganization (the "Plan"). The Company operated 31 1/2 Price Stores as of May 2, 1998 and 32 on May 3, 1997. The 1/2 Price Store concept is to offer top quality, name brand merchandise priced at up to one-half of department and specialty store regular prices every day.

3.  MERCHANDISE INVENTORIES

    Merchandise inventories are stated at the lower of cost (on a last-in, first-out, or LIFO basis) or market. Total inventories (and working capital and stockholders' equity) would have been higher at May 2, 1998 and Jan 31, 1998, by approximately $6,348,851 and $6,298,851, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and cost complements and the estimated impact of annual inflation.

4.  INCOME TAXES
    As of January 31, 1998 (the Company's most recent tax year-end), the Company had net operating loss carryforwards of approximately $28,000,000, which expire through 2012. A valuation allowance has been provided against this net operating loss benefit until realization of these benefits becomes more likely than not. No income tax benefit was recorded in fiscal 1998 and 1997 because of uncertainty of the realization of such benefits in the future.




                                    6 of 18

5.  SERIES B OPTION

    At such time as the Company fulfills its minimum obligation to the unsecured creditors under the Plan, the Company and the former preferred shareholder's designee have the first and second option, respectively, to purchase all or a portion of the 10,200,000 shares of Series B Option Common Stock at a price equal to the appraised fair value of the stock determined as of the first business day following the date on which the final payment to the unsecured creditors is escrowed.

6.  EARNINGS PER SHARE

    Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share, requires dual presentation of Basic and Diluted earnings per share for all periods for which an income statement is presented. Basic earnings per share are based on the weighted average outstanding common shares during the period. Diluted earnings per share are based on the weighted average outstanding common shares and the effects of all dilutive potential common shares, such as stock options. All prior periods earnings per share have been restated in accordance with SFAS No. 128.

7.  ACCOUNTING PRONOUNCEMENT

    In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which will be effective in 1998. SFAS No 131 establishes standards for the way public enterprises report information about operating segments. The Company currently complies with most provisions of this statement and any incremental disclosure required by that statement is expected to be minimal.

    In June, 1997, the FASB also issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this standard in the first quarter of fiscal 1998 had no impact on the Company's financial statements.








                                    7 of 18

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The Company's key performance indicators for the first quarter of 1998 in terms of sales, profitability and liquidity are as follows:

COMPARABLE STORE SALES
----------------------
 February, 1998                                    +13.4%
 March, 1998                                        +5.7%
 April, 1998                                       +23.1%
 First Quarter - FY 98                             +13.4%

The Company generated a comparable store sales increase for the first quarter of 13.4%. This performance is the result of strengthening the portfolio of name brands, accelerating inventory turnover, improving the in-store presentation, strengthening the merchandising staff and refocusing the marketing effort.

PROFITABILITY
-------------

Key Performance Indicators                                 First Quarter
                                                       (dollars in thousands)
                                                    1998         1997      Change
                                                    ----         ----      ------
 Gross margin percentage                            35.2%        34.6%        0.6%
 Operating and interest expenses,  % of Sales       40.7%        44.9%       -4.2%
 Operating and interest expenses                 $15,040      $16,436        -8.5%
 Operating loss                                  $  (924)     $(3,042)     $2,118
 Net loss                                        $(1,496)     $(3,787)     $2,291

Gross margins improved again in the first quarter of 1998, as they did
throughout 1997.   This improvement was primarily attributable to achieving a
better initial markup on merchandise purchases.    Operating and interest
expenses declined by almost $1.4 million as compared to a year ago, a result of major cost reductions initiated in 1997.

The Company's net loss for the quarter was reduced to $1,496,000, an improvement of approximately $2,300,000 over the same period in the prior year. Achieving sustained profitability is one of the key benchmarks in measuring our progress toward a full turnaround. On a trailing 12 month basis, the Company generated net income of almost $1.3 million, a turnaround of nearly $7.5 million compared to the previous trailing 12 month period.



                                    8 of 18

LIQUIDITY
---------

Key Performance Indicators                                    First Quarter
                                                         (dollars in thousands)
                                                       1998         1997     % Change
                                                       ----         ----     --------
Average unused availability on line of credit       $ 10,746      $ 8,600      25.0%
Unused availability at quarter-end                     9,411        8,237      14.3%
Average borrowings on line of credit                   7,665       10,755     -28.7%
Borrowings on line of credit at quarter-end           10,661       14,216     -25.0%
Cash Flow from Operations                             (6,653)      (6,146)     -8.3%
Average investment in inventory, at retail            47,362       56,435     -16.1%

Borrowings are down significantly and availability is higher in 1998 versus 1997. This improvement is attributable to lower inventory, improved trade credit and improved profitability. Throughout 1997, unused availability averaged over $9 million and maintained a minimum level of $5 million. The Company maintains a line of credit with Congress Financial Corporation (Central). The line provides for maximum borrowings of $27.5 million, subject to inventory levels, carries interest at 1% over prime and extends through October, 1999. The agreement contains no covenants relative to income, cash flow, net worth, working capital or related financial measures, nor does it contain an annual clean down provision.




               [Remainder of this page intentionally left blank.]









                                    9 of 18

RESULTS OF OPERATIONS

The following table sets forth the components of the Consolidated Statements of Operations as a percent of sales:

                                                             THREE MONTHS ENDED
                                                        May 2, 1998     May 3, 1997
                                                        -----------     -----------
Net Sales                                                  100.0%          100.0%

Cost of Sales                                               64.8%           65.4%
                                                          -------         -------
   Gross Profit                                             35.2%           34.6%

License Fee Income                                           1.4%              -

Operating and
Administrative Expenses                                    -39.2%          -42.9%
                                                          -------         -------

   Loss from operations                                     -2.6%           -8.3%

Interest Expense                                            -1.6%           -2.0%
                                                          -------         -------

Loss before provision
 For income tax                                             -4.2%          -10.4%

Provision for income tax                                       -               -
                                                          -------         -------

Net Loss                                                    -4.2%          -10.4%
                                                          -------         -------


Net Sales for the first quarter of fiscal 1998 increased by $ 338,087 or 0.9% compared to net sales for the first quarter of fiscal 1997. The comparable store sales for the first quarter increased by 13.4%. Comparable store sales exclude sales associated with the shoe business, which was leased out during
the fourth quarter of fiscal 1997.   All seven of the Company's merchandise
divisions recorded sales increases during the first quarter. The Company has recorded comparable store sales increases in 8 of the past 9 months.





                                    10 of 18

Gross Profit increased by approximately $368,400 or 2.9% for the first fiscal quarter of 1998 compared to fiscal 1997. Comparable gross margin dollars (excluding shoes and store openings from both periods) increased by $1,777,582 or 15.8%. The gross margin percentage was 35.2% in the first quarter of 1998 versus 34.6% in 1997.

Operating and Administrative Expenses decreased by $1,223,321 or 7.8% for the first quarter of fiscal 1998 compared to fiscal 1997. As a percent of net sales, operating and administrative expenses were 39.2% and 42.9% respectively for the first quarters of 1998 and 1997. The decease in operating and administrative expenses is the result of a continued reduction in corporate office costs, distribution center costs and store payroll.

Interest Expense (Net) decreased by $172,211 for the first quarter of fiscal 1998 compared to fiscal 1997. The decrease in interest expense for the quarter was a result of decreases in borrowings on the Company's revolving line of credit.

Net Loss for the first quarter of fiscal 1998 was $1,496,278 compared to $3,737,276 during the first quarter of fiscal 1997, an improvement of $2,240,997 or 60.0%.

Liquidity and Capital Resources

The company's liquidity as defined by line of credit borrowings and excess availability on the line has strengthened versus last year. Availability as of May 2, 1998 was $9,411,000 compared to $8,200,000 last year, an increase of 15%. Borrowings on the line of credit as of May 2, 1998 were $10,661,300 compared to $14,216,805 at the same time last year, a decrease of 25.0%.

Several factors have contributed to the Company's improved liquidity. Average inventories were 16.1% less than last year during the first quarter. Inventory turnover and gross margin return on inventory have risen steadily over the past two years. Trade credit has improved significantly over the past year, resulting in fewer prepayments for merchandise and thereby lowering borrowings. Finally, expenses have been managed aggressively.

The Company's primary ongoing cash requirements are for operating expenses and inventory. The Company's primary sources for funds for its business activities are cash from operations and borrowings under its revolving credit facility with Congress Financial Corporation (Central). In addition, short term trade credit (normally for 30-day periods) represents a significant source of financing for merchandise inventories. The Company believes its cash flow sources will be adequate to fund ongoing cash requirements.







                                    11 of 18

SEASONALITY AND INFLATION

The company's business is seasonal, with the back-to-school season (primarily August) historically contributing approximately 10% of annual sales and the Christmas season (November and December) accounting for approximately 28% of annual sales. Sales and income are also affected by the timing of new store openings. Although the Company's operations are influenced by general economic conditions and inflationary pressures, the Company does not believe that inflation has had a material effect on operations during the past 3 to 5 years.

FORWARD-LOOKING STATEMENTS

In this section of the Report on Form 10-Q, the Company and persons acting on its behalf have made certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). These forward-looking statements are identified as including terms such as "may" , "will", "should", "anticipates", "expects", "plans", "intends", or similar language. Such statements are made in good faith by the Company and such persons pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, the Company has identified in its Annual Reports to Shareholders for the fiscal year ended January 31, 1998 (the "Annual Report"), important factors which could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. The Company further cautions that the factors identified in the Annual Report are not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements which may be made by or on behalf of the Company.




               [Remainder of this page intentionally left blank.]









                                    12 of 18

                         PART II  -  OTHER INFORMATION


Items 1 - 4.

      There are no items to report.


Item 5. - Other Information

      The Series B Option Common Stock is subject to an option to purchase (the "Option") exercisable by the Company or the Trustee of the R.G. Stock Trust. The Option is noted upon the face of the Series B Option Common Stock certificates. If the Option is exercised, the holder or holders of shares must sell them for a price equal to the fair value of the shares, as determined by an independent appraisal (as of the first business day following the final payment date), less any payments of Excess Cash Balance (as defined in the Plan) that have been made to creditors
      entitled to payment under the Plan ("Creditors").   Holders of the Series
      B Option Common Stock will not have any rights of appraisal similar to dissenters' rights if they dispute the market value as determined by the independent appraisal. There is no Excess Cash Balance nor will there be any Excess Cash Payments made under the Plan.







               [Remainder of this page intentionally left blank.]










                                    13 of 18

Item 6 - Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               (27)  Financial Data Schedule

         (b)   Reports on Form 8-K

               There are no items to report.



               [Remainder of this page intentionally left blank.]













                                    14 of 18

                         PART II  -  OTHER INFORMATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RICHMAN GORDMAN 1/2 PRICE
                                     STORES, INC.



Date:  June 15, 1998                 By: /s/ Jeffrey J. Gordman
       -------------                     ----------------------
                                         Jeffrey J. Gordman, President and
                                         Chief Executive Officer





Date:  June 15, 1998                 By: /s/ Michael A. Mallaro
       -------------                     ----------------------
                                         Michael A. Mallaro, Vice President of
                                         Finance, Chief Financial Officer,
                                         Secretary and Treasurer













                                    15 of 18

                                 EXHIBIT INDEX


Exhibit             Description                                     Page
-------             -----------                                     ----

(27)                Financial Data Schedule                           17
















                                    16 of 18