Form 10-Q
period 1998-08-01
RICHMAN GORDMAN 1/2 PRICE STORES INC
filed 1998-09-15
CIK 924120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 1, 1998

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

        Class of Common Stock               Outstanding at August 1, 1998
        ---------------------               -----------------------------
         Common Stock:
             Series A                             16,695,000 shares
             Series B Option                      10,200,000 shares



                                  Page 1 of 23
                        Exhibit Index Appears on Page 16

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY


                                                                       PAGE

PART I     -   FINANCIAL INFORMATION

  Item 1   -   Financial Statements (Unaudited)

               Consolidated Balance Sheets as of
                   August 1, 1998 and January 31, 1998                   3

               Consolidated Statements of Operations -
                   Three Months and Six Months Ended
                      August  1, 1998 and August 2, 1997                 4

               Consolidated Statements of Cash Flows -
                   Six Months Ended August 1, 1998
                      and August 2, 1997                                 5

               Notes to Consolidated Financial Statements                6 - 7

  Item 2   -   Management's Discussion and Analysis of                   8 - 12
                   Financial Condition and Results of
                   Operations



PART II    -   OTHER INFORMATION

  Item 2   -   Changes in Securities and Use of Proceeds                 13

  Item 4   -   Submission of Matters to a Vote of Security Holders       13

  Item 5   -   Other Information                                         14

  Item 6   -   Exhibits and Reports on Form 8-K                          14

  Signatures                                                             15

  Exhibit Index                                                          16

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                        AUGUST 1, 1998           JANUARY 31, 1998
                                                                      ------------------        ------------------
ASSETS
CURRENT  ASSETS:
   Cash                                                                  $      475,205            $      453,830
   Accounts receivable, less allowance for doubtful
     accounts of $1,010,495 and $708,909                                      1,051,255                 1,172,613
   Merchandise inventories
     Inventories                                                             29,893,440                25,435,507
     Prepaid inventories                                                        523,311                 2,224,725
     LIFO reserves                                                           (6,478,851)               (6,298,851)
                                                                      ------------------        ------------------
       Total Merchandise Inventories                                         23,937,900                21,361,381
   Prepaid expenses and other current assets                                  1,832,470                 1,500,062
                                                                      ------------------        ------------------
       Total current assets                                                  27,296,830                24,487,886

PROPERTY, BUILDINGS AND EQUIPMENT, net                                       16,603,912                12,698,277

OTHER ASSETS                                                                    188,312                    74,124
                                                                      ------------------        ------------------
                                                                         $   44,089,054            $   37,260,287
                                                                      ==================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit borrowings                                             $    9,703,325            $    2,946,658
   Accounts payable                                                           7,578,122                 9,478,564
   Accrued expenses                                                           5,436,526                 5,556,870
   Taxes accrued and withheld                                                 2,193,066                 2,607,020
   Current portion of long-term debt                                            104,347                 2,100,201
   Current maturities of capital lease obligations                               965,377                 1,273,386
                                                                      ------------------        ------------------
       Total current liabilities                                             25,980,763                23,962,699


LONG TERM NOTE PAYABLE, net of current portion                                6,645,653                       -
CAPITAL LEASE OBLIGATIONS, net of current portion                             7,433,143                 7,985,563

OTHER LONG-TERM LIABILITIES                                                     537,542                   450,011



STOCKHOLDERS' EQUITY:
   Common stock
     Series A common stock:  $.01 par value; 19,800,000
       shares authorized; 19,260,000 shares issued                              192,600                   192,600
     Series B option common stock:  $.01 par value; 10,200,000
       shares authorized, issued and outstanding                                102,000                   102,000
   Paid-in capital                                                            4,562,886                 4,562,886
   Retained earnings (accumulated deficit)                                   (1,139,813)                  230,248
   Less:  Treasury Stock, at cost, 2,565,000 shares                            (225,720)                 (225,720)
                                                                      ------------------        ------------------
     Total stockholders'  equity                                              3,491,953                 4,862,014
                                                                      ------------------        ------------------
                                                                         $   44,089,054            $   37,260,287
                                                                      ==================        ==================

See notes to consolidated financial statements.

             RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   THREE MONTHS ENDED                                SIX MONTHS ENDED
                                          AUGUST 1, 1998         AUGUST 2, 1997            AUGUST 1, 1998         AUGUST 2, 1997
                                       -------------------    --------------------      -------------------   ---------------------
NET SALES                                  $   43,522,756         $    43,448,072           $   80,463,585        $     80,050,814

COST OF SALES                                  28,022,303              28,036,917               51,946,286              51,991,279
                                       -------------------    --------------------      -------------------   ---------------------

       Gross Profit                            15,500,453              15,411,155               28,517,299              28,059,535

LICENSE FEE INCOME                                568,218                       0                1,095,114                       0

OPERATING AND
ADMINISTRATIVE EXPENSES                        15,357,993              16,397,092               29,825,273              32,088,659
                                       -------------------    --------------------      -------------------   ---------------------

       Income (Loss) from operations              710,678                (985,937)                (212,860)             (4,029,124)
                                       --------------------   --------------------      -------------------   ---------------------


INTEREST EXPENSE                                  584,460                 761,926                1,157,201               1,506,015
                                       -------------------    --------------------      -------------------   ---------------------

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAX                                     126,218              (1,747,863)              (1,370,061)             (5,535,139)

PROVISION FOR INCOME TAXES                         -                       -                        -                       -
                                       -------------------    --------------------      -------------------   ---------------------

NET INCOME (LOSS)                          $      126,218         $    (1,747,863)          $   (1,370,061)       $     (5,535,139)
                                       ===================    ====================      ===================   =====================

BASIC AND DILUTED
INCOME (LOSS) PER COMMON SHARE             $         0.01         $         (0.07)          $        (0.05)       $          (0.20)
                                       ===================    ====================      ===================   =====================

WEIGHTED AVERAGE
SHARES OUTSTANDING                             27,435,000              27,435,000               27,435,000              27,435,000
                                       -------------------    --------------------      -------------------   ---------------------

                     RICHMAN GORDMAN 1/2 PRICE STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                SIX MONTHS ENDED
                                                                      AUGUST 1, 1998         AUGUST 2, 1997
                                                                  ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                              $     (1,370,061)       $    (5,535,139)
Adjustments to reconcile net loss to
     Net cash used by operating activities:
     Depreciation and amortization                                             995,437              1,445,578
     Gain on sale of asset                                                    (150,298)
                                                                                                          -
     LIFO provision (credit)                                                   180,000                 (8,335)
     Net changes in assets and liabilities:
         Accounts receivable                                                   121,358               (265,882)
         Merchandise inventory                                              (2,756,519)            (2,750,038)
         Prepaid expenses and other current assets                            (332,408)              (396,512)
         Other assets                                                         (114,188)                13,380
         Accounts payable                                                   (1,901,088)               734,722
         Other accrued expenses                                               (446,766)               712,156
                                                                  ---------------------   --------------------

         Net cash used in operating activities                              (5,774,533)            (6,050,070)
                                                                  =====================   ====================


CASH FLOWS FROM INVESTING ACTIVITIES:
         Net capital expenditures                                           (5,100,064)              (779,357)
         Proceeds from sales of land                                           277,298                    -
                                                                  ---------------------   --------------------
         Net cash used in investing activities                              (4,822,766)              (779,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from line of credit borrowings                         6,756,667              7,812,542
         Payments on obligations under capitalized leases                     (788,437)              (647,018)
         Proceeds from long term note payable                                6,750,000                    -
         Payments on note payable-prepetition creditors                     (2,099,556)              (389,407)
                                                                  ---------------------   --------------------

     Net cash provided by financing activities                              10,618,674              6,776,117
                                                                  ---------------------   --------------------

NET DECREASE IN CASH                                                            21,375                (53,310)

CASH, Beginning of period                                                      453,830                388,267
                                                                  ---------------------   --------------------

CASH, End of period                                                   $        475,205        $       334,957
                                                                  =====================   ====================

Cash paid for interest                                                $        529,838        $       714,922

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

2.   DESCRIPTION OF BUSINESS

     The Company operated 32 1/2 Price Stores as of August 1, 1998 and August 2, 1997. During the past year, the Company has closed one store and opened one store. The 1/2 Price Store concept is to offer instantly recognizable brand name merchandise at prices up to one-half off department and specialty store regular prices through a visually appealing and well organized store environment that presents strong clarity of offer. On October 20, 1993, the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to a confirmed Plan of Reorganization. On July 15, 1998, the Company escrowed the final payment owed to prepetition creditors under the Plan. Debt payments to creditors totaled $26.6 million over the term of the Plan.

3.   MERCHANDISE INVENTORIES

     Merchandise inventories are stated at the lower of cost (on a last-in, first-out, or LIFO basis) or market. Total inventories would have been higher at August 1, 1998 and January 31, 1998, by approximately $6,479,000 and $6,299,000 respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Working capital and stockholders' equity would also be increased by these amounts under FIFO. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation.

4.   INCOME TAXES
     As of January 31, 1998 (the Company's most recent tax year-end), the Company had net operating loss carryforwards of approximately $28 million, which expire through 2012. A valuation allowance has been provided against this net operating loss benefit until realization of these benefits becomes more likely than not. No income tax benefit was recorded for any part of fiscal 1998 and 1997 because of the uncertainty of the realization of such benefits in the future.

5.   SERIES B OPTION

     The Company and the former preferred shareholder's designee have the first and second option, respectively, to purchase all or a portion of the 10,200,000 shares of Series B Option Common Stock at a price equal to the appraised fair value of the stock determined as of July 16, 1998, the business day following the date on which the final payment to the unsecured creditors was escrowed. The Board of Directors has engaged the firm of Murray, Devine & Co. of Philadelphia, PA to perform an appraisal of the stock.

6.   EARNINGS PER SHARE

     Financial Accounting Standards Board (FASB) statement No. 128, Earning Per Share, requires dual presentation of Basic and Diluted earnings per share for all periods for which an income statement is presented. Basic earnings per share are based on the weighted average outstanding common shares during the period. Diluted earnings per share are based on the weighed outstanding common shares and the effects of all dilutive potential common shares, such as stock options. All prior periods earnings per share have been restated in accordance with SFAS No. 128.

7.   LONG TERM DEBT

     During the second quarter of fiscal 1998, the Company secured mortgage financing on its distribution center. The $6,750,000 mortgage bears interest at 7.47% with a 25 year amortization schedule for the monthly payments and a balloon payment due in 12 years.

8.   ACCOUNTING PRONOUNCEMENT

     In June 1997, the FASB issued SFAS No 131, Disclosure About Segments of an Enterprise and Related Information, which will be effective later in 1998. SFAS No 131 establishes standards for the way public enterprises report information about operating segments. The Company currently complies with most provisions of this statement and any incremental disclosure required by that statement in the Company's 1998 10-K is expected to be minimal.

                         PART I - FINANCIAL INFORMATION

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The Company's key performance indicators for the second quarter and first half in terms of sales, profitability and liquidity are as follows:

COMPARABLE STORE SALES


                                         1998             1997
                                         ----             ----
Second Quarter                          +10.3%            (4.0)%
First Half                              +11.6%            (7.6)%


PROFITABILITY

                                                                                   Second Quarter
                                                                             (All dollars in thousands)
                                                                      1998             1997             Change
                                                                      ----             ----             ------
Gross margin percentage                                                35.6%            35.5%               0.1
Operating and interest expenses, % of sales                            36.6%            39.5%             (2.9)%
Operating and interest expenses                                    $  15,942      $   17,159              (7.1)%
Operating Income (loss)                                            $     711      $     (986)        $    1,697
Net Income (loss)                                                  $     126      $   (1,748)        $    1,874


                                                                                    First Half
                                                                             (All dollars in thousands)
                                                                      1998             1997             Change
                                                                      ----             ----             ------
Gross margin percentage                                                 35.4%           35.1%               0.3
Operating and interest expenses, % of sales                             38.5%           42.0%              (3.5)%
Operating and interest expenses                                    $   30,982     $   33,595               (7.8)%
Operating loss                                                     $     (213)    $   (4,029)        $    3,816
Net loss                                                           $   (1,370)    $   (5,535)        $    4,165

LIQUIDITY

                                                                                    First Half
                                                                             (All dollars in thousands)
                                                                      1998             1997             Change
                                                                      ----             ----             ------
Average unused availability on line of credit                       $   9,969       $   7,879            26.5
Unused availability at quarter-end                                  $   9,682       $   6,649            45.6%
Average borrowings on line of credit                                $   8,904       $  12,063           (26.2)%
Borrowings on line of credit at quarter-end                         $   9,703       $  15,094           (35.7)%
Cash flow from operations                                           $  (5,775)      $  (6,050)            4.5%
Average investment in inventory, at retail                          $  48,407       $  49,129            (1.5)%
    (Excluding footwear which was leased for 1998)

RESULTS OF OPERATIONS

The following table sets forth the components of the Consolidated Statements of Operations as a percent to Sales:

                                                 SECOND QUARTER                              FIRST HALF
                                               THREE MONTHS ENDED                         SIX MONTHS ENDED

                                           August 1,           August 2,           August 1,               August 2,
                                              1998               1997                1998                    1997
                                          ------------        -----------        ------------            ------------
Net Sales                                    100.0 %              100.0 %            100.0 %                 100.0  %
Cost of Sales                                 64.4 %               64.5 %             64.6 %                  64.9  %
                                           --------            --------           --------                 --------
Gross Profit                                  35.6 %               35.5 %             35.4 %                  35.1  %
License Fee Income                             1.3 %                  -                1.4 %                     -
Operating and
  Administrative Expenses                     35.3 %               37.7 %             37.1 %                  40.1  %
                                           --------            --------           --------                 --------
Income (Loss) From Operations                  1.6 %               (2.3)%              (.3)%                   (5.0)%
Interest Expense                               1.3 %                1.8 %              1.4 %                    1.9 %
                                           --------            --------           --------                 --------
Net Income (Loss)
  Before Income For Taxes                      0.3 %               (4.0)%             (1.7)%                   (6.9)%
Provision For Income Taxes                       -                    -                  -                        -
                                           --------            --------           --------                 --------

Net Income (Loss)                              0.3 %               (4.0)%             (1.7)%                   (6.9)%
                                           ========            ========           ========                 =========

Net Sales for the second quarter of fiscal 1998 increased $75,000 or 0.2% compared to net sales in the second quarter of fiscal 1997. Net Sales for the first half of fiscal 1998 increased by $413,000 or 0.5% compared to net sales in the first half for 1997. The comparable store sales for the second quarter increased by 10.3%. Comparable store sales for the first half of fiscal 1998 increased by 11.6%. Comparable store sales exclude sales associated with the footwear business, which was leased out during the fourth quarter of 1997. The increases in comparable store sales were partially offset by the impact of leasing the footwear business. Comparable store sales have increased in each of the first six months of fiscal 1998. All seven merchandise divisions have produced comparable store sales increases for the year with Women's, Junior's and Men's apparel showing the strongest increases. These results are attributable to increasing the proportion of merchandise in highly recognizable name brands, adjusting the merchandise mix to higher growth departments, shifting the marketing strategy to showcase the merchandise through Sunday newspaper preprints and television, and improving the execution in the stores.

Gross Profit for the second quarter in 1998 increased $89,000 or 0.6%. The gross margin percentage was 35.6% for the second quarter of fiscal 1998 compared to 35.5% in the second quarter of fiscal 1997. Comparable store gross margin dollars increased 13.5% during the second quarter.

Gross profit increased $458,000 or 1.6% in the first half of fiscal 1998 compared to the first half of 1997. The gross margin percentage was 35.4% in the first half of 1998 versus 35.1% in fiscal 1997. Comparable store gross margin dollars increased 12.8% during the first half.

Operating and Administrative Expenses decreased by $1,039,000 or 6.3% in the second quarter of fiscal 1998 compared to the same period in fiscal 1997. As a percent of net sales, operating and administrative expenses were 35.3% in the second quarter of fiscal 1998 compared to 37.7% in fiscal 1997. Operating and Administrative expenses decreased by $2,263,000 or 7.1% for the first half of fiscal 1998 compared to fiscal 1997. As a percent of net sales, operating and administrative expenses were 37.1% and 40.1% respectively, for the first half of 1998 and 1997. The significant decrease in operating and administrative expenses was primarily the result of reduced costs at the corporate offices and distribution center, lower depreciation and the closing of a low sales volume store in fiscal 1997.

Interest Expense (Net) decreased by $177,000 or 23.3% in the second quarter of fiscal 1998 compared to 1997. For the first half of 1998 versus 1997, interest expense decreased by $349,000 or 23.2%. The decrease in interest expense was a result of decreases in borrowings on the Company's revolving line of credit.

Net Income for the second quarter was $126,000 compared to a loss of $1,748,000 a year ago, an improvement of $1,874,000 . Net loss for the first half of fiscal 1998 was $1,370,000 compared to a $5,535,000 loss in fiscal 1997, an improvement $4,165,000 or 75.2%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, as defined by line of credit borrowings and excess availability, has continued to strengthen compared to last year. Borrowings on the line of credit at quarter-end were $9,703,000 which was 35.7% less than a year ago. Average unused availability has been $9,969,000 in fiscal 1998, compared to $7,879,000 in fiscal 1997, an improvement of $2.1 million or 26.5%. The low point in availability so far this year has been $8.3 million.

Several factors have contributed to the Company's improved liquidity, including improved operating performance, increased inventory turnover, improved trade credit and the distribution center mortgage (see following paragraph). Inventory prepayments have declined over the past year. During the second quarter of fiscal 1998, the Company prepaid 7.6% of its inventory purchases compared to 32.9% in the second quarter for fiscal 1997. Approximately $1.5 million of the $5.4 million of the reduction in borrowings on the line of credit was due to the proceeds from the mortgage on the distribution center.

During the second quarter of fiscal 1998, the Company secured mortgage financing on its distribution center. The $6,750,000 million mortgage bears interest at 7.47% with a 25 year amortization schedule for the monthly payments and a balloon payment due in 12 years. Proceeds of the mortgage were used as follows:
(1) $1,663,00 to make the final payment to prepetition creditors required under the Plan of Reorganization; (2) $3,121,000 to purchase leased portions of the distribution center for which ownership was required to obtain the mortgage; (3) $360,00 for temporary deposits related to the mortgage; (4) $143,000 in fees and expenses and (5) $1,460,000 to reduce borrowings under the line of credit.

Also, during the second quarter the Company secured an amendment to its line of credit agreement with Congress Financial Corporation (Central). The amendment
(1) provides a $500,000 seasonal overadvance facility from September 15 to December 15 of each year, (2) increases the advances available under certain classes of inventory by $250,000, (3) increases the maximum size of the line from $27.5 million to $30 million from September 15 to December 15 each year, and (4) extends the term of the agreement by one year to October 2000. This financing agreement carries an interest rate of 1% over prime and has no net worth, working capital or profitability covenants nor any clean down provision.

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

SEASONALITY AND INFLATION
The company's business is seasonal, with the back-to-school season (primarily August) historically contributing approximately 10% of annual sales and the Christmas season (November and December) accounting for approximately 28% of annual sales. Sales and income are also affected by the timing of new store openings. Although the Company's operations are influenced by general economic conditions and inflationary pressures, the Company does not believe that inflation has had a material effect on operations during the past three to five years.

YEAR 2000

The Company is addressing the information technology (IT) issues surrounding the year 2000 both in terms of IT systems and non-IT systems. Approximately 15% of the Company's programs require some level of modification to become compliant with the year 2000. The IT assessment has been completed and the testing phase is expected to be completed by December 1998. The non-IT assessment started in July 1998 and is expected to be completed by December of 1998, including the third party testing phase. During fiscal 1998, the Company will complete the process of changing or replacing affected programs and fully testing the revised versions. Management does not expect the cost of complying with the year 2000 issues to be material. The Company planned to replace several IT systems regardless of the year 2000 issues and did not accelerate the replacement due to year 2000 issues. The Company's contingency plans are currently being determined and are to be completed by December 1998. Management has determined that no material effect or consequences on the company's results of operations is reasonably likely to occur although no assurances can be given in that regard.


FORWARD-LOOKING STATEMENTS

In this section of this Report on Form 10-Q, the Company and persons acting on its behalf have made certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). These forward-looking statements are identified as including terms such as "may", "will", "should", "anticipates", expects", "plans", "intends", or similar language. Such statements are made in good faith by the Company and such persons pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, the Company has identified in its Annual Report to Shareholders for the fiscal year ended January 31, 1998 (the "Annual Report"), important factors which could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. The Company further cautions that the factors identified in the Annual Report are not exhaustive or exclusive. The Company does not undertake to update any forward-looking statement which may be made from time to time by or on behalf of the Company.

                          PART II - OTHER INFORMATION


Item 1 -  Legal Proceedings

       There are no items to report.

Item 2. - Changes in Securities and Use of Proceeds

         On June 25, 1998, the Company held a Special Meeting of Shareholders (the "Special Meeting"), at which the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation. Pursuant to this amendment, the terms under which the shares of Series B Option Common Stock may be repurchased by the Company were amended to conform with the provisions of a Waiver of Creditors' Committee of Deferred Payment of 1998 Minimum Payment granted by the Creditors' Committee. As amended, the record date for exercise of the option (the "Option") to which the shares of Series B Option Common Stock are subject has been changed from February 2, 1998, to the first business day following payment in escrow of the balance of the Company's obligations to the creditors (the "Valuation Date"). The final payment was escrowed on July 15, 1998, and accordingly, the Valuation Date is July 16, 1996. The amendment did not affect other provisions concerning the terms of the Option, such as the time periods in which the Corporation and the Gordman designee have to exercise the Option, the Option exercise payment periods and procedures, and related provisions, except that such time periods run from the Valuation Date, rather than February 2, 1998.


Item 3. - Defaults upon Senior Securities.

        There are no items to report.

Item 4. - Submission of Matters to a Vote of Security Holders.

         As noted above in response to Item 2, on June 25, 1998, the Company held its Special Meeting to consider a proposed amendment to the Company's Certificate of Incorporation. Present at the Special Meeting or represented by proxy were the holders of 16,695,000 shares of Series A Common Stock, representing 100% of the issued and outstanding shares of Series A Common Stock, and the holders of 7,378,434 shares of Series B Option Common Stock, representing 72% of the issued and outstanding shares of Series B Option Common Stock.

         The Company's shareholders approved the proposed amendment to the Company's Certificate of Incorporation by the following votes:

                                                  For                Against               Abstain
                                                 -----               -------               -------
         Series A Common Stock                16,695,000               -0-                   -0-
         Series B Option Common Stock          6,847,601             349,190               181,643

Item 5. - Other Information

        The Series B Option Common Stock is subject to an option to purchase exercisable by the Company or the Trustee of the R.G. Stock Trust in 1998 (the "Option"). The Option is noted upon the face of the Series B Option Common Stock certificates. If the Option is exercised, the holder or holders of shares must sell them for a price equal to the fair value of the shares, as determined by an independent appraisal. The Board of Directors has engaged the firm of Murray, Devine & Co. of Philadelphia, PA to perform the appraisal of the stock as of July 16, 1998. The valuation is expected to be completed in September 1998. Holders of the Series B Option Common Stock will not have any rights of appraisal.

Item 6 - Exhibits and Reports on Form 8-K.

       (a)      Exhibits

                (3)(i)(a) Amended and Restated Certificate of Incorporation of Richman Gordman 1/2 Price Stores, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 33-79382), filed with the Commission on May 26, 1994)

                (3)(i)(b)      Certificate of Amendment of Amended and
                               Restated Certificate of Incorporation of Richman Gordman 1/2 Price Stores, Inc., Dated July 1, 1998

                (27)           Financial Data Schedule

       (b)      Reports on Form 8-K

                The Company filed a report on Form 8-K with respect to Item 5 thereof on July 15, 1998. The 8-K announced the mortgage transaction related to the Company's distribution center.

                          PART II - OTHER INFORMATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RICHMAN GORDMAN 1/2 PRICE
                                            STORES, INC.



Date:    September 14, 1998                 By:    /s/ Jeffrey J. Gordman
         ------------------                        ----------------------
                                                   Jeffrey J. Gordman, President
                                                   and Chief Executive Officer



Date:    September 14, 1998                 By:    /s/ Michael A. Mallaro
         ------------------                        ----------------------
                                                   Michael A. Mallaro, Vice
                                                   President of Finance,
                                                   Chief Financial Officer,
                                                   Secretary and Treasurer

                                 EXHIBIT INDEX

Exhibit           Description                                      Page
-------           -----------                                      ----

3(i)(b)           Certificate of Amendment of                       17
                  Amended and Restated Certificate of
                  Incorporation of Richman Gordman 1/2Price
                  Stores, Inc., dated July 1, 1998

(27)              Financial Data Schedule                           22