Form 10-Q
period 1998-10-31
RICHMAN GORDMAN 1/2 PRICE STORES INC
filed 1998-12-15
CIK 924120

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 1998

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

Class of Common Stock                           Outstanding at October 31, 1998
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

                           Consolidated Balance Sheets as of
                               October 31, 1998 and January 31, 1998......................................3

                           Consolidated Statements of Operations -
                               Three Months and Nine Months Ended
                                    October 31, 1998 and November 1, 1997.................................4

                           Consolidated Statements of Cash Flows -
                               Nine Months Ended October 31, 1998
                                    and November 1, 1997..................................................5

                           Notes to Consolidated Financial Statements.....................................6 - 7

     Item 2       -        Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations.................................................................8 - 12



PART II           -        OTHER INFORMATION

     Items 1-3    -        None...........................................................................13

     Item 4       -        Submission of Matters to a Vote of Security Holders............................13

     Item 5       -        Other Information..............................................................13

     Item 6       -        Exhibits and Reports on Form 8-K...............................................13

     Signatures            ...............................................................................15

     Exhibit Index .......................................................................................16

              RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                 OCTOBER 31, 1998       JANUARY 31, 1998   NOVEMBER 1, 1997
                                                                 ----------------       ----------------   -----------------
ASSETS
CURRENT  ASSETS:
    Cash                                                         $    464,759            $    453,830            192,885
    Accounts receivable, less allowance for doubtful
     accounts of $775,017 and $708,909                              1,434,934               1,172,613          1,319,426
    Merchandise inventories
     Inventories                                                   35,519,709              25,435,507         37,004,911
     Prepaid inventories                                              153,469               2,224,725          3,220,017
     LIFO reserves                                                 (6,508,852)             (6,298,851)        (7,731,083)
                                                                 ------------            ------------       ------------
       Total Merchandise Inventories                               29,164,326              21,361,381         32,493,845
    Prepaid expenses and other current assets                       2,125,190               1,500,062          1,893,266
                                                                 ------------            ------------       ------------
       Total current assets                                        33,189,209              24,487,886         35,899,422

PROPERTY, BUILDINGS AND EQUIPMENT, net                             16,622,847              12,698,277         13,190,926

OTHER ASSETS                                                          287,147                  74,124            161,624
                                                                 ------------            ------------       ------------
                                                                 $ 50,099,203            $ 37,260,287       $ 49,251,972
                                                                 ============            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Line of credit borrowings                                    $ 11,785,280            $  2,946,658       $ 17,824,083
    Accounts payable                                               11,150,551               9,478,564          8,979,855
    Accrued expenses                                                5,352,347               5,556,870          4,937,131
    Taxes accrued and withheld                                      2,893,102               2,607,020          2,528,211
    Current portion of long-term debt                                 104,347               2,100,201          4,163,441
    Current maturites of capital lease obligations                    984,272               1,273,386          1,322,467
                                                                 ------------            ------------       ------------
       Total current liabilities                                   32,269,899              23,962,699         39,755,188


LONG TERM NOTE PAYABLE, net of current portion                      6,645,653                    --                 --
CAPITAL LEASE OBLIGATIONS, net of current portion                   7,185,529               7,985,563          8,285,996

OTHER LONG-TERM LIABILITIES                                           317,576                 450,011            723,380



STOCKHOLDERS' EQUITY:
    Common stock
     Series A common stock:  $.01 par value; 19,800,000
       shares authorized; 19,260,000 shares issued                    192,600                 192,600            192,600
     Series B option common stock:  $.01 par value; 10,200,000
       shares authorized, issued and outstanding                      102,000                 102,000            102,000
    Paid-in capital                                                 4,562,886               4,562,886          4,562,886
    Retained earnings (accumulated deficit)                          (951,220)                230,248         (4,144,358)
    Less:  Treasury Stock, at cost, 2,565,000 shares                 (225,720)               (225,720)          (225,720)
                                                                 ------------            ------------       ------------
     Total stockholders'  equity                                    3,680,546               4,862,014            487,408
                                                                 ------------            ------------       ------------
                                                                 $ 50,099,203            $ 37,260,287       $ 49,251,973
                                                                 ============            ============       ============


See notes to consolidated financial statements.

              RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                THREE MONTHS ENDED                          NINE MONTHS ENDED
                                          OCTOBER 31, 1998    NOVEMBER 1, 1997    OCTOBER 31, 1998    NOVEMBER 1, 1997
                                          ----------------    ----------------    ----------------    ----------------
NET SALES:
    Sales, excluding leased business      $  49,510,721         $  47,184,821       $ 129,974,306       $ 120,493,403
    Sales, leased business
          (department leased in 1998)              --               3,938,084                --            10,680,316
                                          -------------         -------------       -------------       -------------
    NET SALES                                49,510,721            51,122,905         129,974,306         131,173,719

COST OF SALES                                31,810,706            32,819,996          83,756,991          84,811,275
                                          -------------         -------------       -------------       -------------

          Gross Profit                       17,700,016            18,302,909          46,217,315          46,362,444

LICENSE FEE INCOME                              650,709                  --             1,745,827                --

OPERATING AND
ADMINISTRATIVE EXPENSES                      17,583,004            17,422,402          47,407,748          49,510,199
                                          -------------         -------------       -------------       -------------

          Income (Loss) from operations         767,720               880,507             555,393          (3,147,755)
                                          -------------         -------------       -------------       -------------


INTEREST EXPENSE                                579,661               743,483           1,736,862           2,250,361
                                          -------------         -------------       -------------       -------------

INCOME (LOSS) BEFORE PROVISION
    FOR INCOME TAX                              188,060               137,024          (1,181,468)         (5,398,116)

PROVISION FOR INCOME TAXES                         --                    --                  --                  --
                                          -------------         -------------       -------------       -------------

NET INCOME (LOSS)                         $     188,060         $     137,024       $  (1,181,468)      $  (5,398,116)
                                          =============         =============       =============       =============

BASIC AND DILUTED
INCOME (LOSS) PER COMMON SHARE            $        0.01         $        0.01       $       (0.04)      $       (0.20)
                                          =============         =============       =============       =============

WEIGHTED AVERAGE
SHARES OUTSTANDING                           26,895,000            26,895,000          26,895,000          26,895,000
                                          =============         =============       =============       =============


              RICHMAN GORDMAN 1/2 PRICE STORES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      NINE MONTHS ENDED
                                                           OCTOBER 31, 1998  NOVEMBER 1, 1997
                                                           ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                     $ (1,181,468)      $ (5,398,116)
Adjustments to reconcile net loss to
      Net cash used by operating activities:
      Depreciation and amortization                             1,516,715          1,601,806
      Gain on sale of land and equipment                         (150,298)              --
      LIFO provision (credit)                                     210,000           (131,665)
      Net changes in assets and liabilities:
          Accounts receivable                                    (262,321)          (537,115)
          Merchandise inventory                                (8,012,945)        (7,047,260)
          Prepaid expenses and other current assets              (625,097)            (9,776)
          Other assets                                           (213,023)            32,372
          Accounts payable                                      1,671,343          1,941,195
          Other accrued expenses                                  (36,807)           660,679
                                                             ------------       ------------

          Net cash used in operating activities                (7,083,901)        (8,887,880)
                                                             ============       ============


CASH FLOWS FROM INVESTING ACTIVITIES:
          Net capital expenditures                             (5,580,859)        (1,126,568)
          Proceeds from sale of land                              289,873            770,000
                                                             ------------       ------------
          Net cash used in investing activities                (5,290,986)          (356,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from line of credit borrowings           8,838,622         10,542,351
          Payments on obligations under capitalized leases     (1,089,148)          (985,864)
          Proceeds from long term note payable                  6,750,000               --
          Payments on  unsecured creditor obligations          (2,099,556)          (426,595)
          Payments on long term notes                             (14,102)           (80,826)
                                                             ------------       ------------

         Net cash provided by financing activities             12,385,816          9,049,066
                                                             ------------       ------------

NET INCREASE (DECREASE) IN CASH                                    10,929           (195,382)

CASH, Beginning of period                                         453,830            388,267
                                                             ------------       ------------

CASH, End of period                                          $    464,759       $    192,885
                                                             ============       ============


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

2.     DESCRIPTION OF BUSINESS

       The Company operated 32 1/2 Price Stores as of October 31, 1998 and November 1, 1997. During the past year, the Company has closed one store and opened one store. The 1/2 Price Store concept is to offer instantly recognizable brand name merchandise at prices up to one-half off department and specialty store regular prices through a visually appealing and well organized store environment that presents strong clarity of offer. On October 20, 1993, the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to a confirmed Plan of Reorganization (the "Plan"). On July 15, 1998, the Company escrowed the final payment owed to pre-petition creditors under the Plan. Debt payments to creditors totaled $26.6 million over the term of the Plan.

3.     MERCHANDISE INVENTORIES

       Merchandise inventories are stated at the lower of cost (on a last-in, first-out, or LIFO basis) or market. Total inventories would have been higher at October 31, 1998 and January 31, 1998, by $6,508,852 and $6,298,851 respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Working capital and stockholders' equity would also be increased by these amounts under FIFO. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation.

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

5.     SERIES B OPTION

       The Company and the former preferred shareholder's designee have the first and second option, respectively, to purchase all or a portion of the 10,200,000 shares of Series B Option Common Stock at a price equal to the appraised fair value of the stock determined as of July 16, 1998, the business day following the date on which the final payment to the unsecured creditors was escrowed. The firm of Murray, Devine & Co.
       of Philadelphia, PA appraised the stock at a value of $0.076 per share.

       On October 26, 1998, the Company disclosed its intention to repurchase all Series B shares, in accordance with the terms of the Plan. On or prior to January 28, 1999, each record holder of Series B Stock as of July 16, 1998, will receive payment for all of its registered shares and all Series B stock shall be deemed canceled as of January 28, 1999.

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

7.     LONG TERM DEBT

       During the second quarter of fiscal 1998, the Company secured mortgage financing on its distribution center. The $6,750,000 mortgage bears interest at 7.47% with a 25 year amortization schedule for the monthly payments and a balloon payment due in ten (10) years.

8.     ACCOUNTING PRONOUNCEMENT

       In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which will be effective later in 1998. SFAS No. 131 establishes standards for the way public enterprises report information about operating segments. The Company currently complies with most provisions of this statement and any incremental disclosure required by that statement in the Company's 1998 10-K is expected to be minimal.

                         PART I - FINANCIAL INFORMATION

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company's key performance indicators for the third quarter and nine months of fiscal 1998 in terms of sales, profitability and liquidity are as follows:


COMPARABLE STORE SALES


                                                    1998              1997
                                                    ----              ----
Third Quarter                                       +2.8%             +1.3%
First Nine Months                                   +8.1%             (4.9)%

PROFITABILITY


                                                                                   Third Quarter
                                                                             (all dollars in thousands)
                                                                 ---------------------------------------------------
                                                                         1998            1997             Change
                                                                 ----------------     ------------      ------------
Gross margin percentage                                                    35.7%            35.8%            (0.1)%
Operating and interest expenses, % of sales                                36.7%            35.5%              1.2%
Operating and interest expenses                                  $        18,163  $        18,166              0.0%
Operating Income                                                 $           768  $           881  $          (113)
Net Income                                                       $           188  $           137  $             51



                                                                            First Nine Months
                                                                       (all dollars in thousands)
                                                                 ---------------------------------------
                                                                    1998          1997         Change
                                                                 ----------    ----------    -----------
Gross margin percentage                                               35.6%         35.3%         0.3
Operating and interest expenses, % of sales                           37.8%         39.5%        (1.7)%
Operating and interest expenses                                  $  49,145     $  51,761         (5.1)%
Operating Income (loss)                                          $     555     $  (3,148)    $  3,703
Net loss                                                         $  (1,181)    $  (5,398)    $  4,217

LIQUIDITY

                                                                              First Nine Months
                                                                          (all dollars in thousands)
                                                                 ---------------------------------------------
                                                                    1998              1997            Change
                                                                 -----------      -----------       ----------
Average unused availability on line of credit                    $    10,176     $     7,643         33.1%
Unused availability at end of period                             $    12,197     $     7,697         58.5%
Average borrowings on line of credit                             $     9,406     $    12,992        (27.6)%
Borrowings on line of credit at end of period                    $    11,785     $    17,824        (33.9)%
Cash flow from operations                                        $    (7,083)    $    (8,888)        20.3%
Average investment in inventory, at retail                       $    51,814     $    51,190          1.2%
    (Excluding footwear which was leased for 1998)


RESULTS OF OPERATIONS

The following table sets forth the components of the Consolidated Statements of Operations as a percent to Sales:

                                               Third Quarter            First Nine Months
                                            Three Months Ended          Nine Months Ended
                                          -----------------------      -------------------
                                           October       November       October   November
                                           31, 1998      1, 1997       31, 1998   1, 1997
                                          ---------     ---------      --------   --------
Net Sales                                   100.0%       100.0%         100.0%      100.0%
Cost of Sales                                64.3%        64.2%          64.4%       64.7%
                                            -----        -----          -----       -----
Gross Profit                                 35.7%        35.8%          35.6%       35.3%
License Fee Income                            1.3%          --            1.3%         --
Operating and Administrative Expenses        35.5%        34.1%          36.5%       37.7%
                                            -----        -----          -----       -----
Income (Loss) from Operations                 1.6%         1.7%           0.4%       (2.4)%
Interest Expense                              1.2%         1.5%           1.3%        1.7%
                                            -----        -----          -----       -----
Net Income (Loss) Before Income for Taxes     0.4%         0.3%          (0.9)%      (4.1)%
Provision for Income Taxes                     --           --             --          --
                                            -----        -----          -----       -----
Net Income (Loss)                             0.4%         0.3%          (0.9)%      (4.1)%
                                            =====        =====          =====       =====


Net Sales for the third quarter of fiscal 1998 decreased by $1,612,000, or 3.2%, compared to net sales in the third quarter of fiscal 1997. Net Sales for the first nine months of fiscal 1998 decreased by $1,200,000, or 0.9%, compared to net sales in the first nine months for 1997. The comparable store sales for the third quarter increased by $1,293,000, or 2.8%. Comparable store sales year-to-date increased by 8.1%. Comparable store sales exclude sales associated with the footwear business, which was leased to Shoe Corporation of America in the fourth quarter of 1997. The increases in comparable store sales were partially offset by the impact of leasing the footwear business starting in the fourth quarter of fiscal 1997. Comparable store sales have increased in each of the nine months of fiscal 1998. Year-to-date, six of seven merchandise divisions have comparable store sales increases. These results are attributable to increasing the proportion of merchandise in highly recognizable name brands, adjusting the merchandise mix to higher growth departments, shifting the marketing strategy to showcase the merchandise through Sunday newspaper preprints and television and, improving the execution in the stores.

Gross Profit for the third quarter in 1998 decreased by 3.3%. The gross margin percentage was 35.7% for the third quarter of fiscal 1998 compared to 35.8% in the third quarter of fiscal 1997. Gross profit decreased $145,000, or 0.3%, in the first nine months of fiscal 1998 compared to the first nine months of 1997. The gross margin percentage was 35.6% in the first nine months of 1998 versus 35.3% in fiscal 1997.

Operating and Administrative Expenses increased by $160,602 or 0.9% in the third quarter of fiscal 1998 compared to the same period in fiscal 1997. As a percent of net sales, operating and administrative expenses were 35.5% in the third quarter of fiscal 1998 compared to 34.1% in fiscal 1997. Operating and Administrative expenses decreased by $2,102,451, or 4.2%, for the first nine months of fiscal 1998 compared to fiscal 1997. As a percent of net sales, operating and administrative expenses were 36.5% and 37.7% respectively, for the first nine months of 1998 and 1997. The increase in operating and administrative expenses during the third quarter was primarily due to the $201,000 of pre-opening expenses associated with a new store opened in the second quarter of fiscal 1998. The year-to-date decrease in operating and administrative expenses was primarily the result of reduced costs at the corporate offices and distribution center, lower depreciation and the closing of a low sales volume store in fiscal 1997.

Interest Expense (Net) decreased by $163,800, or 22.0%, in the third quarter of fiscal 1998 compared to 1997. For the first nine months of 1998 versus 1997, interest expense decreased by $513,500, or 22.8%. The decrease in interest expense was a result of decreases in borrowings on the Company's revolving line of credit.

Net Income for the third quarter increased by $51,000, or 37.2%, compared to a year ago. Net loss for the first nine months of fiscal 1998 was $1,182,000 compared to a $5,396,000 loss in fiscal 1997, an improvement $4,214,000, or 78.1%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, as defined by line of credit borrowings and excess availability, has continued to strengthen significantly compared to last year. Borrowings on the line of credit at quarter-end were $11,785,000, which was 33.9% less than a year ago. Average unused availability has been $10,176,000 in fiscal 1998, compared to $7,643,000 in fiscal 1997, an improvement of $2,533,000, or 33.1%. The low point in availability so far this year has been $8.3 million.

Several factors have contributed to the Company's improved liquidity, including increased inventory turnover, improved trade credit and the distribution center mortgage. Inventory prepayments have declined over the past year. During the third quarter of fiscal 1998, the Company prepaid 1% of its inventory purchases compared to 31% in the third quarter for fiscal 1997. Over 99% of the Company's inventory purchases are now made on normal credit terms from vendors and/or factors. Approximately $1.5 million of the $6.0 million of the reduction in borrowings on the line of credit at quarter end as compared to borrowings at the end of the third quarter of fiscal 1997 was due to the proceeds from the mortgage on the distribution center.

During the second quarter of fiscal 1998, the Company secured an amendment to its line of credit agreement with Congress Financial Corporation (Central). The amendment (1) provides a $500,000 seasonal overadvance facility from September 15 to December 15 of each year, (2) increases the advances available under certain classes of inventory by $250,000, (3) increases the maximum size of the line from $27.5 million to $30 million from September 15 to December 15 each year, and (4) extends the term of the agreement by one year to October 2000. This financing agreement carries an interest rate of 1% over prime and has no net worth, working capital or profitability covenants nor any clean down provision.

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

SEASONALITY AND INFLATION

The Company's business is seasonal, with the back-to-school season (primarily August) historically contributing approximately 10% of annual sales. The Christmas season (November and December) accounts for approximately 28% of annual sales. Sales and income are also affected by the timing of new store openings. Although the Company's operations are influenced by general economic conditions and inflationary pressures, the Company does not believe that inflation has had a material effect on operations during the past three to five years.

YEAR 2000

The Company is addressing the information technology (IT) issues surrounding the year 2000 both in terms of IT systems and non-IT systems. Approximately 15% of the Company's programs require some level of modification to become compliant with the year 2000. The IT assessment has been completed and the testing phase is expected to be completed by December 31, 1998. The non-IT assessment started in July 1998 and is expected to be completed by December 31, 1998, including the third party testing phase. During fiscal 1998, the Company will complete the process of changing or replacing affected programs and fully testing the revised versions. Management does not expect the cost of complying with the year 2000 issues to be material. The Company planned to replace several IT systems regardless of the year 2000 issues and did not accelerate the replacement due to year 2000. The Company's contingency plans are currently being determined and are to be completed by December 1998. Management has determined that no material effect or consequences on the company's results of operations is reasonably likely to occur although no assurances can be given in that regard.

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

                           PART II - OTHER INFORMATION


Items 1 - 3.

         There are no items to report.


Item 4. - Submission of Matters to a Vote of Security Holders

       The Company held its Annual Meeting of shareholders on October 29, 1998. A quorum of 22,838,495 shares, or approximately 84% of issued and outstanding shares as of September 18, 1998, were represented in person or by proxy. The sole proposal considered by shareholders at the meeting was the election of Directors.

       The shareholders elected seven Directors to serve until the 1999 Annual Meeting of Shareholders or until the respective successors shall be elected and qualified. These directors and the votes cast in favor of and withheld with respect to each are as follows:

Director                            For               Withheld
--------                            ---               --------
Jeffrey J. Gordman              19,687,199          3,151,296
Jerome P. Gordman               19,687,199          3,151,296
Nelson T. Gordman               19,687,199          3,151,296
Stewart M. Kasen                19,664,124          3,174,371
Seth J. Lehr                    19,687,199          3,151,296
Thomas J. Noonan, Jr            19,687,199          3,151,296
Janice D. Stoney                19,687,199          3,151,296


Item 5. - Other Information

         On October 26, 1998, the Company announced its intention to exercise its option to repurchase all of the issued and outstanding shares of the Company's Series B stock. The Company hired the firm of Murray Devine & Co. (the "Appraiser") to perform the appraisal of the Series B Option Common Stock.

         On or prior to, January 28, 1999, the Company shall cause the Stock Transfer Agent to mail to each record owner of Series B Stock as of July 16, 1998 (a "Record Holder") the applicable exercise option price, which shall be equal to the number of shares shown on the records of the Company to be held by such Record Holder on July 16, 1998, times $0.076. The Series B Stock shall be deemed canceled as of January 28, 1999, and all certificates representing such Series B Stock shall be null and void as of such date.

Item 6 - Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K on October 2, 1998 with respect to Item 5 thereof. The 8-K announced the valuation appraisal of Series B Option Common Stock to be $0.076.

                  The Company filed a report on Form 8-K on October 28, 1998 with respect to Item 5 thereof. The 8-K disclosed the Company's intention to repurchase all Series B stock in accordance with the terms of the Plan of Reorganization.

                           PART II - OTHER INFORMATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               RICHMAN GORDMAN 1/2 PRICE
                                               STORES, INC.



Date:    December 14, 1998                     By: /s/  Jeffrey J. Gordman
         -----------------                        ------------------------------
                                                  Jeffrey J. Gordman, President
                                                  and Chief Executive Officer



Date:    December 14, 1998                     By: /s/ Michael A. Mallaro
         -----------------                         -----------------------------
                                                   Michael A. Mallaro, Vice
                                                   President of Finance, Chief
                                                   Financial Officer, Secretary
                                                   and Treasurer

                                  EXHIBIT INDEX

Exhibit                    Description                              Page
-------                    -----------                              ----

(27)                       Financial Data Schedule                   17